Form 10QSB
period 2006-03-31
DISPATCH AUTO PARTS, INC.
filed 2006-05-22
CIK 1352419

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2006

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-51818

DISPATCH AUTO PARTS, INC.
(Exact name of small business issuer as specified in its charter)

FLORIDA	20-4200300
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

305 ROOSEVELT ROAD, EAST ROCHESTER NY 14445
(Address of principal executive offices)

585-586-5573
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x]	No [ ]

Number of shares of common stock outstanding as of May 15, 2006: 2,506,614

Number of shares of preferred stock outstanding as of May 15, 2006:  0

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

    The discussion contained in this 10-QSB under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-QSB. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-QSB that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

ITEM 1. FINANCIAL STATEMENTS

DISPATCH AUTO PARTS, INC. AND SUBSIDIARY
(A FLORIDA CORPORATION)
East Rochester, New York

Consolidated Balance Sheet at March 31, 2006 (Unaudited)	5

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
for the Nine Months Ended March 31, 2006 and for the Period from
March 4, 2005 through March 31, 2005 (Unaudited)	6

Consolidated Statements of Operations for the Three and Nine Months
Ended March 31, 2006 and for the Period from March 4, 2005 through
March 31, 2005 (Unaudited)	7

Consolidated Statements of Cash Flows for the Nine Months Ended
March 31, 2006 and for the Period from March 4, 2005 through
March 31, 2005 (Unaudited)	8-9

Notes to Consolidated Financial Statements	10-11

DISPATCH AUTO PARTS, INC. AND SUBSIDIARY
(A FLORIDA CORPORATION)
East Rochester, New York

CONSOLIDATED BALANCE SHEET (UNAUDITED)

March 31,	2006

ASSETS

Current Assets
Cash	$5,547
Accounts Receivable - Related Party	1,338
Note Receivable - Related Party	10,000
Interest Receivable - Related Party	10,000
Inventory	2,164
Prepaid Income Taxes	1,647
Prepaid Consulting	60,926

Total Assets	$91,622

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$4,600

Total Liabilities	4,600

Stockholders’ Equity
Common Stock - $0.001 Par; 100,000,000 Shares Authorized;
2,506,614 Shares Issued and Outstanding	2,507
Preferred Stock - $0.001 Par; 100,000 Shares Authorized;
No Shares Issued and Outstanding	-
Additional Paid-in Capital	472,724
Accumulated Deficit	(388,209)

Total Stockholders’ Equity	87,022

Total Liabilities and Stockholders’ Equity	$91,622

The accompanying notes are an integral part of these financial statements.

DISPATCH AUTO PARTS, INC. AND SUBSIDIARY
(A FLORIDA CORPORATION)
East Rochester, New York

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

		Common
		Stock	Additional		Total
	Number of	($0.001	Paid-In	Accumulated	Stockholders’
	Shares	Par)	Capital	Deficit	Equity (Deficit)

Balance - March 4, 2005	99,406,843	$99,407	$—	$(99,407)	$—

Cash Contribution by Stockholder	—	—	6,000	—	6,000

Expenses Paid by Stockholder - Additional Paid-In Capital	—	—	4,074	—	4,074

Contributed Services by Stockholder	—	—	300	—	300

Net Loss for the Period (Unaudited)	—	—	—	(40,875)	(40,875)

Balance - March 31, 2005 (Unaudited)	99,406,843	99,407	10,374	(140,282)	(30,501)

Reverse Stock Split - 200:1	(98,909,729)	(98,910)	98,910	—	—

Contributed Services by Stockholder	—	—	900	—	900

Net Loss for the Period (Unaudited)	—	—	—	(82,449)	(82,449)

Balance - June 30, 2005	497,114	497	110,184	(222,731)	(112,050)

Issuance of Common Stock for Consulting Services	2,009,500	2,010	359,840	—	361,850

Contributed Services by Stockholder	—	—	2,700	—	2,700

Net Loss for the Period (Unaudited)	—	—	—	(165,478)	(165,478)

Balance - March 31, 2006 (Unaudited)	2,506,614	$2,507	$472,724	$(388,209)	$87,022

The accompanying notes are an integral part of these financial statements.

DISPATCH AUTO PARTS, INC. AND SUBSIDIARY
(A FLORIDA CORPORATION)
East Rochester, New York

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

			Period From
	Three Months	Nine Months	March 4, 2005
	Ended	Ended	Through
	March 31, 2006	March 31, 2006	March 31, 2005

Revenues, Net of Returns
Related Party	$35,662	$113,149	$7,736
Non-Related Party	1,020	1,020	-

Total Revenues	36,682	114,169	7,736

Cost of Sales
Purchases, Net of Returns	25,534	82,761	6,412

Gross Profit	11,148	31,408	1,324

Operating Expenses
Consulting Expenses	59,962	172,924	40,000
Professional Fees	10,395	30,065	-
Rent Expense	900	2,700	300
Utilities	260	489	-
Dues and Subscriptions	317	317	-
Insurance Expense	-	1,305	-
Bank Charges	-	89	19
Organizational Expenses	-	-	1,880

Total Operating Expenses	71,834	207,889	42,199

Loss Before Other Income and Provision for Taxes	(60,686)	(176,481)	(40,875)

Other Income
Miscellaneous Income	-	2,217	-
Interest Income	5,667	10,065	-

Loss Before Provision for Taxes	(55,019)	(164,199)	(40,875)

Provision for Taxes	300	1,279	-

Net Loss for the Period	$(55,319)	$(165,478)	$(40,875)

Weighted Average Number of Common
Shares Outstanding - Basic and Diluted	2,506,614	1,611,873	497,114

Net Loss per Common Share - Basic and Diluted	$(.02)	$(.10)	$(.08)

The accompanying notes are an integral part of these financial statements.

DISPATCH AUTO PARTS, INC. AND SUBSIDIARY
(A FLORIDA CORPORATION)
East Rochester, New York

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

		Period From
	Nine Months	March 4, 2005
	Ended	Through
	March 31, 2006	March 31, 2005

Cash Flows from Operating Activities

Net Loss for the Period	$(165,478)	$(40,875)

Non-Cash Adjustments:
Issuance of Stock for Services Rendered	172,924	—
Contributed Services by Stockholder	2,700	300
Expenses Paid by Shareholder	—	4,074

Changes in Assets and Liabilities:
Accounts Receivable - Related Party	3,024	(4,736)
Interest Receivable - Related Party	(10,000)	—
Inventory	(2,164)	—
Prepaid Income Taxes	(1,647)	—
Prepaid Insurance	1,305	—
Accounts Payable	2,467	40,000
Accrued Income Taxes	(1,271)	—

Net Cash Flows from Operating Activities	1,860	(1,237)

Cash Flows from Investing Activities
Issuance of Note Receivable - Related Party	(15,000)	—
Repayment of Note Receivable - Related Party	5,000	—

Net Cash Flows from Investing Activities	(10,000)	—

Cash Flows from Financing Activities
Cash Contribution by Shareholder	—	6,000

Net Cash Flows from Financing Activities	—	6,000

Net Change in Cash and Cash Equivalents	(8,140)	4,763

Cash and Cash Equivalents - Beginning of Period	13,687	—

Cash and Cash Equivalents - End of Period	$5,547	$4,763

The accompanying notes are an integral part of these financial statements.

DISPATCH AUTO PARTS, INC. AND SUBSIDIARY
(A FLORIDA CORPORATION)
East Rochester, New York

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - continued

		Period From
	Nine Months	March 4, 2005
	Ended	Through
	March 31, 2006	March 31, 2005

NON-CASH INVESTING AND FINANCING ACTIVITIES

Issuance of Stock for Accrued Consulting Services	$128,000	—

Issuance of Stock for Consulting Services to be Rendered	$60,926	—

SUPPLEMENTAL DISCLOSURES

Interest Paid	$—	$—
Income Taxes Paid	$4,197	$—

The accompanying notes are an integral part of these financial statements.

DISPATCH AUTO PARTS, INC. AND SUBSIDIARY
(A FLORIDA CORPORATION)
East Rochester, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation
The consolidated financial statements of Dispatch Auto Parts, Inc. and Subsidiary (the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Registration Statement on Form 10-SB, and other reports filed with the SEC.

The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole. Factors that affect the comparability of financial data from year to year and for comparable interim periods include non-recurring expenses associated with the formation of the wholly owned subsidiary, costs incurred to register with the SEC, costs incurred to raise capital, and stock awards.

Note B - Principles of Consolidation
The consolidated financial statements include the accounts of Dispatch Auto Parts, Inc. and its wholly owned subsidiary, Dispatch Auto Parts II, Inc. (the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

Note C - Inventory
Inventory is stated at the lower of cost, determined on a first-in first-out basis, or market and consists primarily of auto parts.

Previously, the Company did not maintain an ongoing inventory balance, as any purchases required for sales were made once a customer had placed an order, with the goods being shipped out to the customer the same day the goods were received by the Company.

Note D - Related Party Transactions
In October 2005, the Company entered into a consulting agreement with Daniel Slocum, a significant stockholder and President, for a term of twelve months. Mr. Slocum is to provide general corporate consulting services. The Company paid Mr. Slocum 835,000 shares of post-split common stock, with the services over the term of the agreement valued at $91,850, as part of the equity compensation plan issuance as discussed below.

In November 2005, the Company issued a $15,000 note receivable to Lugion Associates, Ltd., a stockholder and consultant of the Company. As part of the agreement, Lugion Associates, Ltd. agreed to repay the principal amount of the loan plus interest of $10,000 within 120 days. In March 2006, the repayment terms were extended an additional 120 days, with no additional interest to be accrued. The balance of the note was $10,000 at March 31, 2006.

As of March 31, 2006, $10,000 of interest has been accrued on the note receivable.

DISPATCH AUTO PARTS, INC. AND SUBSIDIARY
(A FLORIDA CORPORATION)
East Rochester, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note E -  Equity Compensation Plan
In October 2005, the Company established a Non-Qualified Stock Compensation Plan (the “Plan”). The purpose of the Plan is to provide employees, directors, officers, consultants, advisors, and other persons who provide valuable services to the Company, with equity-based compensation incentives. Under the Plan, the Company may issue up to 3,000,000 shares of $0.001 par value common stock. The Plan has a term of ten years, therefore, will expire in September 2015.

In connection with the Plan, the Company authorized the issuance of 2,009,500 shares of common stock on October 31, 2005 to four consultants and the Company’s President pursuant to their respective consulting agreements.

Note F -  Recently Issued Accounting Standards
In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statement No. 133 and 140” (“SFAS 155”). SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interest in Securitized Financial Assets.” SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended June 30, 2008. The Company is currently evaluating the impact of SFAS 155 on its consolidated financial instruments.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 amends FASB Statement No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practical. SFAS 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended June 30, 2008. The Company is currently evaluating the impact of SFAS 156 on its consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

As used herein the terms "We", the "Company", "Dispatch I", the "Registrant" or the "Issuer" refers to Dispatch Auto Parts, Inc., its subsidiaries and predecessors, unless indicated otherwise. We are a wholesaler of automotive parts and accessories. We were incorporated on September 14, 1989 under the name First New York Investment, Inc. On November 25, 1996, we filed an amendment to the Articles of Incorporation with the Secretary of State of Florida to change our corporate name to Computer Access International, Inc. On or about March 4, 2005, we formed a wholly-owned subsidiary, Dispatch Auto Parts II, Inc. ("Dispatch II") and invested $6,000 to pay for Dispatch II's organizational expenses and funding of the initial operations of Dispatch II. After the incorporation, we changed our corporate name to Dispatch Auto Parts, Inc. ("Dispatch I") and began our wholesale business for automotive parts and accessories.

Prior to the formation of Dispatch II, we were an inactive, dormant shell corporation. We had been dormant since February 2001, with operations prior to February 2001 consisting of organizational activities. We had no ongoing, active operations for the period from February 2001 through March 4, 2005, the date of inception for Dispatch II. Management decided that the wholesale of auto parts operations would be more appropriately conducted through the wholly-owned subsidiary, in accordance with the corporate business model of Dispatch I.

We currently have one warehouse located in Rochester, NY. Our warehouse carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. Currently, a majority of our sales have been derived from Roosevelt Service, which is a related party owned by our President. We plan to grow our revenue base and increase our number of wholesale customers during 2006.

RESULTS OF OPERATIONS

For the three and nine months ended March 31, 2006 (unaudited)

Net Loss

We had a net loss of $55,319, or $.02 per common share, and a net loss of $165,478, or $.10 per common share, for the three months and nine months ended March 31, 2006, respectively. The net losses in these periods were due primarily to non-cash consulting expenses, which were $59,962 and $172,924 for the three months and nine months ended March 31, 2006, respectively, and the professional fees, which were $10,395 and $30,065 for the three months and nine months ended March 31, 2006, respectively. The non-cash consulting expenses were the result of the issuance of 2,009,500 shares of common stock for services. The shares were valued based on the market price on the date of the stock grant or the specific terms of the applicable consulting agreements and booked pro rata due to the service periods. The professional fees were incurred primarily with the audits and reviews of the Company's financial statements.

We did not have a comparable period of operations ended March 31, 2005, as the Company was inactive until the formation of a wholly-owned subsidiary, Dispatch Auto Parts II, Inc. ("Dispatch II") on March 4, 2005. We had a net loss of $40,875, or $.08 per common share, for the period from March 4, 2005 through March 31, 2005. The net loss in this period was due primarily to consulting expenses of $40,000 and our organizational expenses.

Revenue

We recorded revenues of $36,682 and $114,169 for the three months and nine months ended March 31, 2006, respectively. Our revenues were primarily derived from sales to one customer, Roosevelt Service, a related party owned by Daniel Slocum, our President. From unrelated parties, we recorded $1,020 in revenues during the current quarter. We expect that our revenues will increase within the next 12-24 months as we have entered into several consulting agreements relating to the overall management oversight of the Company, and in connection with expanding our sales. As of March 31, 2006, we had three primary suppliers to support our products, one of which accounted for over 90% of our net purchases. We believe we will expand our current base of suppliers.

For the period from March 4, 2005 through March 31, 2005, we had revenues of $7,736, which was generated by the sales to the related party.

Expenses

Operating expenses for the three months and nine months ended March 31, 2006 were $71,834 and $207,889, respectively, of which we recorded non-cash consulting expenses of $59,962 and $172,924 for the three months and nine months ended March 31, 2006, respectively. The non-cash consulting expenses were the result of the issuance of 2,009,500 shares of common stock for services in connection with general management consulting and advisory services including, but not limited to, the following:

-	Advise on matters relating to the structure, management, and operation of the Company and its subsidiaries;
-	The preparation and implementation of a new business plan (namely auto parts) and a future growth strategy;

-	Advise on procedures, regulations, and compliance of a public listed company;
-	The identification and securing of agreements with prospective officers, directors, consultants, and employees;

-	Preparation of a 2005 non-qualified stock compensation plan which is attached as an exhibit to this registration statement;
-	Assistance with preparation of applicable filings with the SEC;

-	Assistance with preparation of financial statements;
-	EDGAR services

The shares were valued based on the market price on the date of the stock grant or the specific terms of the applicable consulting agreements and booked pro rata due to the service periods. The professional fees of $10,395 and $30,065 for the three months and nine months ended March 31, 2006, respectively, were incurred primarily with the audits and reviews of the Company's financial statements. The rent expenses were for warehouse and office space contributed by the majority stockholder, which were $900 and $2,700 for the three months and nine months ended March 31, 2006, respectively. Except for the consulting expenses, our other expenses were paid with cash generated by our operations.

Liquidity and Capital Resources

Net cash flows provided by operating activities were $1,860 for the nine months ended March 31, 2006, primarily attributable to the issuance of our common stock as payment for services rendered, which was $172,924 for the nine months ended March 31, 2006, and partially offset by the net loss of $165,478 and the interest receivable from related party, which was $10,000.

Net cash flows used in investing activities were $10,000 for the nine months ended March 31, 2006, primarily attributable to the issuance of a note receivable to a related party and the repayment in the current quarter, which was $5,000.

There were no cash flows from financing activities during the nine months ended March 31, 2006.

Overall, we have significantly funded our cash needs from inception through March 31, 2006 with a series of equity transactions and contributions from our majority shareholder. If we are unable to receive additional cash from our majority stockholder, we may need to rely on financing from outside sources through debt or equity transactions. Failure to obtain such financing could have a material adverse effect on operations and our financial condition. Our majority shareholder is under no legal obligation to provide us with funding of any kind.

On March 31, 2006, we had cash of $5,547 on hand and a working capital surplus of $87,022. The working capital surplus was due primarily to the prepaid consulting fees of $60,926, which was the result of the issuance of 2,009,500 shares of common stock for services. We will substantially rely on the existence of revenue from our business. Our current capital is sufficient to fund our projected sales growth over the next 12 months. However, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $50,000 to sustain operations through year 2006 and approximately $100,000 per year thereafter. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of new product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for the Company. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to the Company.

On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, and additional infusions of capital and debt financing. We are considering the expansion in the retail market and the online market in the next 12 to 24 months. Our current capital and revenues are insufficient to fund such expansion. If we choose to launch such an expansion campaign, we will require substantially more capital. If necessary, we will raise this capital through an additional stock offering. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected and we will have to significantly modify our plans. For example, if we unable to raise sufficient capital to develop our business plan, we may need to:

•	Curtail new product launches
•	Forego or postpone the expansion in the retail market and the online market, or
•	Limit our future marketing efforts to areas that we believe would be the most profitable.

Demand for the products will be dependent on, among other things, market acceptance of our products, the automotive hard parts and accessories market in general, and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of our activities is the receipt of revenues from the sales of our products, our business operations may be adversely affected by our competitors.

Our success will be dependent upon implementing our plan of operations and the risks associated with our business plans. We operate the wholesale business for new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. We plan to strengthen our position in these markets. We also plan to expand our operations through aggressively marketing our products and Company concept.

FORWARD LOOKING STATEMENTS

The information herein contains certain forward looking statements within the meaning of §27A of the Securities Act of 1933, as amended and § 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its current expansion strategy, labor and employee benefits, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward look statements included in this Form 10-QSB will prove to be accurate. In view of the significant uncertainties inherent in the forward looking statements included herein, the inclusion of such information should not be regarded as a representation by the company or any other person that the objectives and plans of the Company will be achieved.

ITEM 3. CONTROLS AND PROCEDURES.

Quarterly Evaluation of Controls

As of the end of the period covered by this quarterly report on Form 10-QSB, we evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our President and Chief Executive Officer, Daniel Slocum ("CEO"), and our Chief Financial Officer, Anthony Collura ("CFO"). In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

CEO and CFO Certifications

Attached to this quarterly report, as Exhibits 31.1 and 31.2, are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-14(a)/15d-14(a) Certifications"). This section of the quarterly report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

Disclosure Controls and Internal Controls

Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to the Company is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) our transactions are properly authorized, (ii) the Company's assets are safeguarded against unauthorized or improper use, and (iii) our transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principals generally accepted in the United States.

Limitations on the Effectiveness of Controls

Our management does not expect that our Disclosure Controls or our Internal Controls will prevent all errors and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Evaluation

The CEO and CFO's evaluation of our Disclosure Controls and Internal Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this quarterly report. In the course of the Evaluation, the CEO and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls, and to make modifications if and as necessary. Our external auditors also review Internal Controls in connection with their audit and review activities. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Among other matters, we sought in our Evaluation to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether we had identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item 5, require that the CEO and CFO disclose that information to our Board (audit committee), and to our independent auditors, and to report on related matters in this section of the quarterly report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions". These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement cause by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employee in the normal course of performing their assigned functions. We also sought to deal with other control matters in the Evaluation, and in each case, if a problem was identified; we considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.

Conclusions

Based upon the Evaluation, our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives. Our CEO and CFO have concluded that our disclosure controls and procedures are effective at that reasonable assurance level to ensure that material information is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented in conformity with accounting principals generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any pending or threatened legal proceedings, in which we are involved. In addition, we are not aware of any pending or threatened legal proceedings in which entities affiliated with our officers, directors or beneficial owners are involved.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(1)	Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits Beginning on page 19 of this Form 10-QSB, which is incorporated herein by reference.

Reports on Form 8-K filed

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

DISPATCH AUTO PARTS, INC.

Date: May 19, 2006	By:	/s/ Daniel Slocum
Daniel Slocum President

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002