Form 10KSB
period 2006-06-30
DISPATCH AUTO PARTS, INC.
filed 2006-09-05
CIK 1352419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the annual period ended: June 30, 2006
Commission File Number: 000-51818
DISPATCH AUTO PARTS, INC. (f/k/a COMPUTER ACCESS INTERNATIONAL, INC.) (Exact name of registrant as specified in its charter.)

Florida (State of other jurisdiction of incorporation or organization)	20-4200300 (I.R.S. Employer Identification No.)

305 Roosevelt Road East Rochester, New York 14445 (Address of principal executive offices)

(585) 586-5573 (Registrant’s telephone number including area code)

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form 10-KSB. ☒

State issuer's net revenues for its most recent fiscal year: $36,688

As of August 22, 2006, there were 2,506,614 common shares outstanding and the aggregate market value of the common shares (based upon the close price of $.20 reported by brokers) held by non-affiliates was approximately $501,323.

Transitional Small Business Disclosure Format (check one): Yes ☐ No☒

Number of shares of common stock outstanding as of August 22, 2006:  2,506,614
Number of shares of preferred stock outstanding as of August 22, 2006:  0

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-KSB under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which the Company indicates by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussion under "Description of Business," including the "Risk Factors" described in that section, and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-KSB. The Company bases their forward-looking statements on information currently available to them, and the Company assumes no obligation to update them. Statements contained in this Form 10-KSB that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

As used in this Annual Report, the terms "we", "us", "our," the "Registrant" and the "Company" means, Dispatch Auto Parts, Inc., a Florida corporation, formerly known as Computer Access International, Inc., and prior to November 25, 1996, First New York Investment, Inc. These terms also refer to the Company’s subsidiary corporation, Dispatch Auto Parts II, Inc. ("Dispatch II"), a Florida corporation originally incorporated in March 4, 2005.

Introduction

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

Prior to the formation of Dispatch II, we were an inactive, dormant shell corporation. We had been dormant since February 2001, with operations prior to February 2001 consisting of organizational activities. We had no ongoing, active operations for the period from February 2001 through March 4, 2005, the date of inception for Dispatch II. Management decided that the wholesale of auto parts operations would be more appropriately conducted through the wholly-owned subsidiary, in accordance with the corporate business model of Dispatch I. The parent-subsidiary model may also provide some limited protection on corporate liabilities.

We currently have one warehouse located in Rochester, NY, which has approximately 800 square feet of space which we believe is sufficient for our current level of operations. We recently began carrying inventory. As of June 30, 2006, our inventory balance was $1,995. The products carried in our warehouse include new and remanufactured automotive hard parts, maintenance items, accessories for cars, sport utility vehicles, vans and light trucks, and non-automotive products. Currently, approximately 97% of our sales have been derived from Roosevelt Service, which is a related party owned by our President. We plan to grow our revenue base and increase our number of wholesale customers during 2006.

Marketing and Merchandising Strategy

Customer Service

We currently have one significant customer, Roosevelt Service, which is owned by our President, and represents approximately 98% of our revenues for the period from inception to June 30, 2006. Roosevelt Service is an auto repair shop which enables us to get feedback from the end-users and understand their specific requirements. Based on customer demand, changing auto trends and new types of vehicles, we constantly update the products that we offer to assure that our customer can receive quality parts at a low price and remain satisfied. We plan to expand our customer base during 2006. New target customers include repair garages, service stations, and other local mechanics.

Our warehouse generally opens at 8 a.m. and closes at 6 p.m. Monday through Saturday. We are closed on Sunday.

Merchandising

We offer a wide array of automotive products and accessories in order to meet most specific or customization requirements.

The following table contains some of our primary products:
Hard Parts	Maintenance Items	Accessories and Non-Automotive

A/C Compressors	Antifreeze & Windshield Washer	Air Fresheners
Alternators	Belts & Hoses	Cell Phone Accessories
Batteries & Accessories	Chemicals, including Brake & Power Steering Fluid	Drinks & Snacks
Brake Drums, Rotors,	Oil & Fuel Additives	Floor Mats
Shoes & Pads	Fuses	Hand Cleaner
Carburetors	Lighting	Neon
Clutches	Oil & Transmission Fluid	Mirrors
CV Axles	Oil, Air, Fuel & Transmission Filters	Paint & Accessories
Engines	Oxygen Sensors	Performance Products
Fuel Pumps	Protectants & Cleaners	Seat Covers
Mufflers	Refrigerant & Accessories	Steering Wheel Covers
Shock Absorbers & Struts	Sealants & Adhesives	Stereos
Starters	Spark Plugs & Wires	Tools
Water Pumps	Wash & Wax
Windshield Wipers

Pricing

The price range of automotive parts varies from market to market, affected by several factors including brand recognition, marketing strategies, quality, warranties, payment terms etc. A strategy primarily focused on being the lowest price typically results in more intense competition and lower profit margin. Therefore, on many of our products we offer multiple value choices in a good/better/best assortment, with appropriate price and quality differences from the “good” products to the “better” and “best” products. We believe that our overall prices compare favorably to those of our competitors.

Marketing

We believe that targeted advertising and marketing play important roles in succeeding in today’s environment. We will constantly work to understand our customers’ wants and needs so that we can build long-lasting, loyal relationships. We plan to utilize marketing and advertising primarily to advise customers about the overall importance of vehicle maintenance, our great value and the availability of high quality parts. We are attempting to develop a targeted ‘loyalty program’ as a marketing method of driving new traffic to our store. The basic idea of a ‘loyalty program’ is providing incentive discounts to the repeat customers. We will store up our customers' purchase records and set up guidelines to identify qualified customers. Such guidelines may include the total amount spent in our store, or total visits for our services. For example, we may provide a 10% discount to customers whose total yearly spending exceeds $1,000. The loyalty program is still under development. We believe such incentives will appeal to our targeted customers including garages, service stations and other mechanics who repeatedly purchase our products. To increase average sales dollars per transaction, we utilize creative promotional materials to increase the chance of up-selling and cross-selling opportunities.

Warehouse Operations

Warehouse Formats

We currently have approximately 800 square feet of space for our warehouse. We design and build our warehouse for a highly efficient purpose. Maintenance products, accessories and miscellaneous items are organized for easy reaching by our delivery persons.

We currently have two knowledgeable employees available to assist customers with their parts needs. In addition, we also make recommendations to for additional items that a customer should purchase in order to properly install the product.

Warehouse Personnel and Training

Our warehouse has two employees, including Daniel Slocum, our President. Our employees both have prior automotive experience. Any new employees will be encouraged to complete courses resulting in certification by the National Institute for Automotive Service Excellence (“ASE”), which is broadly recognized for training certification in the automotive industry. We will also do on-the-job training, as opposed to providing formal training programs. We currently have a standardized employee training manual for use in future hires.

We plan to offer financial incentives to our employees through stock-based bonuses. As of the date of this registration statement, we have issued 835,000 shares of common stock to Daniel Slocum, our President for a twelve month employment agreement. We believe that stock-based compensation will assist us in attracting, motivating and retaining quality employees.

Expansion Opportunities

       We believe that expansion opportunities exist both in the retail market and the online market, which we do not currently serve. The market for automotive products and accessories is huge since the U.S. market has remained the largest market for automobiles, stimulating the growth in demand for auto parts and accessories. We can achieve a larger presence in those potential markets. However, despite these opportunities, our current operations are limited by our small business history and accumulated losses. From inception to June 30, 2006, we had an accumulated deficit of $430,062. Our current capital and revenues are insufficient to fund an expansion. If we choose to launch such an expansion campaign, we will require substantially more capital. If necessary, we will raise this capital through an additional stock offering. However, we currently do not have any plans to raise additional capital. There can be no assurance that we will be able to obtain additional equity or debt financing in the future. If we are unable to raise additional capital, our growth potential will be adversely affected and we will have to significantly modify our plans. For example, if we unable to raise sufficient capital to develop our business plan, we may need to:

•	Curtail new product launches
•	Forego or postpone the expansion in the retail market and the online market, or
•	Limit our future marketing efforts to areas that we believe would be the most profitable.

Purchasing and Supply Chain

Merchandise is selected and purchased for our warehouse through our support center, Eagle Automotive, located in East Rochester, from which we purchase approximately 90% of our products. We currently have two other primary suppliers: Superior Lubricants and Interstate Battery. Neither of them are related parties. We typically assemble a list of products we need and phone or fax our orders into our suppliers on a daily basis. Most products are delivered to us the same day. We do not have any written distributors agreements with any of our suppliers. If we lost Eagle Automotive as a supplier, we believe we will be able to replace them with a comparable supplier without a material disruption to our business. However, we believe that we currently have good relationships with our suppliers.

Competition

The sale of automotive parts, accessories and maintenance items is highly competitive in many areas, including name recognition, product availability, customer service, store location and price.

Competitors include national and regional auto parts chains, independently owned parts stores, wholesalers and jobbers, repair shops, car washes and auto dealers, in addition to discount and mass merchandise stores, department stores, hardware stores, supermarkets, drugstores and home stores that sell aftermarket vehicle parts and supplies, chemicals, accessories, tools and maintenance parts. We compete on the basis of our trustworthy advice of our employees, merchandise selection and availability, price, product warranty, and location.

Employees

We have two employees, all of them working as full-time.

We have never experienced any material labor disruption and believe that relations with our employees are good.

Reports to Security Holders

The Company is not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to security holders. If the Company should choose to create an annual report, it will contain audited financial statements. The Company intends to file all of its required information with the SEC. The Company plans to file its 10-KSB, 10-QSB, and all other forms that are or may become applicable with the SEC.

The public may read and copy any materials that are filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The Public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The statements and forms filed by the Company with the SEC have been filed electronically and are available for viewing or copy on the SEC maintained Internet site that contains reports, proxy and information statements, as well as other information regarding issuers that file electronically with the SEC. The Internet address for this site can be found at http://www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY

Currently we occupy approximately 800 square feet of warehouse space and approximately 100 square feet of office space, both of which are contributed by our President and majority shareholder to us free of charge. We impute $300 per month as the value of the contributed space which is recorded as additional paid-in-capital. We do not have a written lease agreement, but rather occupy the space on a month-to-month basis. If we lost the use of our warehouse and office space, we believe we could replace the property at approximately the same monthly rate. However, there is no certainty that our President and majority shareholder would pay for any new location.

ITEM 3. LEGAL PROCEEDINGS

We are not aware of any pending or threatened legal proceedings, in which we are involved. In addition, we are not aware of any pending or threatened legal proceedings in which entities affiliated with our officers, directors or beneficial owners are involved.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's securities trade on a limited basis on the over-the-counter market "pink sheets." The Company's trading symbol is "DPPT". On August 22, 2006, the closing price was $0.20. Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Furthermore, over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. The following sets forth the high and low range of closing prices for the quarterly periods indicated as reported by the National Quotation Bureau:

	Closing
	High	Low

3/31/2004	1.20	.60
6/30/2004	.20	.20
9/30/2004	.20	.20
12/31/2004	.80	.14

3/31/2005	.16	.16
6/30/2005	1.05	.81
9/30/2005	.71	.71
12/31/2005	.20	.20

3/31/2006	.20	.20
6/30/2006	.20	.20

Upon effectiveness on this registration statement, the Company plans to seek a market maker to submit a 15c-2(11) application to the NASD to be approved for trading on the OTC Bulletin Board. However, we do not currently have a market maker who intends to make a market in our stock.

Holders

The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock. The Company is authorized to issue 100,000,000 shares of common stock, and 100,000 shares of preferred stock. As of August 22, 2006, the number of holders of record of shares of common stock, excluding the number of beneficial owners whose securities are held in street name was approximately 399.

Dividend Policy

The Company does not anticipate paying any cash dividends on its common stock in the foreseeable future because it intends to retain its earnings to finance the expansion of its business. Thereafter, declaration of dividends will be determined by the Board of Directors in light of conditions then existing, including without limitation the Company's financial condition, capital requirements and business condition.

2005 Non-Qualified Stock Compensation Plan

In October 2005, we established a Non-Qualified Stock Compensation Plan (the "Plan") to provide employees, directors, officers, consultants, advisors, and other persons who provide valuable services to the Company, with equity-based compensation incentives. Under the Plan, we may issue up to 3,000,000 shares of $.001 par value common stock. The Plan has a term of ten years, therefore, will expire in September 2015. There are currently 2,009,500 common shares issued under the plan.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,009,500	$.18	990,500
Equity compensation plans not approved by security holders	-	$ -	-
Total	2,009,500		990,500

Limited Market for Common Stock.

There is currently a limited trading market for our shares of common stock, and there can be no assurance that a more substantial market will ever develop or be maintained. Any market price for shares of common stock of Dispatch Auto Parts, Inc. is likely to be very volatile, and numerous factors beyond our control may have a significant adverse effect on that market price. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies, and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may also adversely affect the market price of our common stock. Further, there is no correlation between the present limited market price of our common stock and our revenues, book value, assets or other established criteria of value. The present limited quotations of our common stock should not be considered indicative of the actual value of Dispatch Auto Parts, Inc., or our common stock.

Risks of "Penny Stock”

The Company's common stock (OTC BB: DPPT) may be deemed to be "penny stock," as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than $5.00 per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average sales of less than $6,000,000 for the last three years. Until recently, there had been no "established public market" for our common stock during the last five years. While our stock has traded between $0.0001 and $14.00 per share over the past several years, there is no assurance that this price level will continue. Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read this disclosure carefully before purchasing any shares that are deemed to be a "penny stock."

Moreover, Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stocks to that investor. This procedure requires the broker/dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker/dealer made the determination in (iv) above; and (v) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our common stock to resell their shares to third parties or to otherwise dispose of them.

Recent Sales of Unregistered Securities

In October 2005, the Company entered into a consulting agreement with Daniel Slocum, majority stockholder and President, for a term of twelve months. Mr. Slocum is to provide general corporate consulting services. The Company paid Mr. Slocum 835,000 shares of common stock, with the services over the term of the agreement valued at $91,850. We relied on the exemption provided in Section 4(6) of the Securities Act of 1933, as amended. This exemption is based on the fact that Mr. Slocum was an accredited investor as defined in Rule 501(a)(4) promulgated under the Securities Act, by virtue of him being a director of the Company.

Mr. Slocum also indirectly holds 255,000 shares of common stock, which are in the name of Roosevelt Industrial Holdings, Inc., a New York corporation wholly owned by Mr. Slocum.

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

In connection with the Plan, the Company issued 1,174,500 shares of common stock on October 31, 2005 to four consultants pursuant to their respective consulting agreements:

1.
The Company paid A-Z 400,000 shares of common stock, with the services valued at $96,000. The 400,000 shares were issued to Mr. Chris Cottone, the founder of A-Z, in October 2005. After such issuance, Mr. Cottone is a 16% shareholder of our company. Accordingly, the Company has accrued $96,000 for these services as of June 30, 2005.

2.
The Company paid Lugion 400,000 shares of common stock, with the services valued at $96,000. The 400,000 shares were issued to Mr. Daniel Luther, the founder of Lugion, in October 2005. After such issuance, Mr. Luther is a 16% shareholder of our company. Accordingly, the Company has accrued $32,000 for these services as of June 30, 2005.

3.
The Company is to pay Lin Cheng $5,000 per month or issue 254,500 shares of common stock for the term of the agreement. The 254,500 shares were issued in October 2005. After such issuance, Cheng is a 10% shareholder of our company.

4.	The Company is to pay Dan Q. Ke $3,000 per month or issue 120,000 shares of common stock for the term of the agreement. The 120,000 shares were issued in October 2005.

The nature of the consulting services rendered to the Company were as follows:

-	Advise on matters relating to the structure, management, and operation of the Company and its subsidiaries;
-	The preparation and implementation of a new business plan (namely auto parts) and a future growth strategy;
-	Advise on procedures, regulations, and compliance of a public listed company;
-	The identification and securing of agreements with prospective officers, directors, consultants, and employees;
-	Preparation of a 2005 non-qualified stock compensation plan which is attached as an exhibit to this registration statement;
-	Assistance with preparation of applicable filings with the SEC;
-	Assistance with preparation of financial statements;
-	EDGAR services

Copies of the agreements are included as exhibits to this registration statement. We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) in each case, there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

There are no options authorized under the Plan.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

With the exception of historical facts stated herein, the matters discussed in this report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenues and earnings from our operations. Readers of this report are cautioned not to put undue reliance on "forward looking" statements, which are, by their nature, uncertain as reliable indicators of future performance. We disclaim any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise. In addition the uncertainties include, but are not limited to, competitive conditions involving our markets.

We are a wholesaler of automotive parts and accessories. We were incorporated on September 14, 1989 under the name First New York Investment, Inc. On November 25, 1996, we filed an amendment to the Articles of Incorporation with the Secretary of State of Florida to change our corporate name to Computer Access International, Inc. On or about March 4, 2005, we formed a wholly-owned subsidiary, Dispatch Auto Parts II, Inc. ("Dispatch II") and invested $6,000 to pay for Dispatch II's organizational expenses and funding of the initial operations of Dispatch II. After the incorporation, we changed our corporate name to Dispatch Auto Parts, Inc. ("Dispatch I") and began our wholesale business for automotive parts and accessories. We currently have one warehouse located in Rochester, NY. Our warehouse carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. Currently, almost all, approximately 97%, of our sales have been derived from Roosevelt Service, which is a related party owned by our President.

RESULTS OF OPERATIONS

Net Loss

We had a net loss of $207,331, or $.11 per common share for the year ended June 30, 2006. The net loss in this period was due primarily to non-cash consulting expenses of $210,886 and professional fees of $38,086. The non-cash consulting expenses were the result of the issuance of 2,009,500 shares of common stock for services. The shares were valued based on the market price on the date of the stock grant or the specific terms of the applicable consulting agreements and booked pro rata due to the service periods. The professional fees were incurred primarily with the audits and reviews of the Company's financial statements.

We only have approximately four-month operations in the comparable period in 2005, which was from March 4, 2005 (inception) to June 30, 2005, as the Company was inactive until the formation of a wholly-owned subsidiary, Dispatch Auto Parts II, Inc. ("Dispatch II") on March 4, 2005. We had a net loss of $123,324, or $.25 per common share, for the period from March 4, 2005 through June 30, 2005. The net loss in this period was due primarily to consulting expenses of $128,000 and our organizational expenses.

Revenue

We recorded revenues of $148,810 for the year ended June 30, 2006, respectively. Our revenues were primarily derived from sales to one customer, Roosevelt Service, a related party owned by Daniel Slocum, our President. From unrelated parties, we recorded $3,203 in revenues during the year ended June 30, 2006. We expect that our revenues will increase within the next 12-24 months as we have entered into several consulting agreements relating to the overall management oversight of the Company, and in connection with expanding our sales. As of June 30, 2006, we had three primary suppliers to support our products, one of which accounted for over 90% of our net purchases. We believe we will expand our current base of suppliers.

For the period from March 4, 2005 through June 30, 2005, we had revenues of $51,526, which was generated by the sales to the related party.

Expenses

Operating expenses for the year ended June 30, 2006 were $255,023, of which we recorded non-cash consulting expenses of $210,886 this year. The non-cash consulting expenses were the result of the issuance of 2,009,500 shares of common stock for services in connection with general management consulting and advisory services including, but not limited to, the following:

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

The shares were valued based on the market price on the date of the stock grant or the specific terms of the applicable consulting agreements and booked pro rata due to the service periods. The professional fees of $38,086 for the year ended June 30, 2006 were incurred primarily with the audits and reviews of the Company's financial statements. The rent expenses were for warehouse and office space contributed by the majority stockholder, which were $3,600 for this year. Except for the consulting expenses, our other expenses were paid with cash generated by our operations.

Liquidity and Capital Resources

Net cash flows used in operating activities were $2,073 for the year ended June 30, 2006, primarily attributable to the issuance of our common stock as payment for services rendered, which was $210,886 for the year ended June 30, 2006, and partially offset by the net loss of $207,331 and the interest receivable from related party, which was $10,000 for the year ended June 30, 2006.

Net cash flows used in investing activities were $10,000 for the year ended June 30, 2006, primarily attributable to the issuance of a note receivable to a related party and the repayment in the current quarter, which was $5,000.

There were no cash flows from financing activities during the year ended June 30, 2006.

Overall, we have significantly funded our cash needs from inception through June 30, 2006 with a series of equity transactions and contributions from our majority shareholder. If we are unable to receive additional cash from our majority stockholder, we may need to rely on financing from outside sources through debt or equity transactions. Failure to obtain such financing could have an impact on operations and our financial condition. Our majority shareholder is under no legal obligation to provide us with funding of any kind.

On June 30, 2006, we had cash of $1,614 on hand and a working capital surplus of $46,069. The working capital surplus was due primarily to the note receivable and interest receivable from related party, and the prepaid consulting fees of $22,964, which was the result of the issuance of 2,009,500 shares of common stock for services. Our current capital is insufficient to fund our projected sales growth over the next 12 months because our cash and working capital were small as of June 30, 2006, and the prepaid consulting fees were non-cash in nature, which will not contribute to the cash resources we need for the future development. On the other hand, our current level of operations would require capital of approximately $50,000 to sustain operations through year 2006 and approximately $100,000 per year thereafter. The projected operating expenses include a monthly payment of $5,000 in cash or stock to Mr. Slocum for the next 12 months. We are also planning to add more inventories, such as a new tire line, and planning to buy a new truck to facilitate the delivery, which is expected to occur during the remainder of 2006. In addition, our operating expenses are expected to increase due to being a public reporting company. Such associated cost includes the fees to our independent auditor for reviewing quarterly financial information and auditing annual financial information, the fees to transfer agent for stock issuance, and other required fees in order to comply with the rules of the Securities and Exchange Commission. In order to implement our business plan, we will substantially rely on the existence of revenue from our business. If the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of new product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for the Company. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to the Company. The following table illustrates our expected cash requirements for 2006 and thereafter:

2006
Accounting and auditing fees                              $20,000
Legal fees                                                         $10,000
Transfer agent fees                                           $ 4,000
Inventory and working capital                            $16,000
Total                                                                $50,000

2007+
Accounting and auditing fees                             $30,000
Legal fees                                                        $10,000
Transfer agent fees                                           $ 6,000
Consulting fees                                                 $15,000
Inventory and working capital                            $39,000
Total                                                              $100,000

On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, and additional infusions of capital and debt financing. We are considering the expansion in the retail market and the online market in the next 12 to 24 months. However, our current operation is limited by our experiences and small sales network. From inception to June 30, 2006, we had accumulated deficit of $430,062. Our current capital and revenues are insufficient to fund such expansion. If we choose to launch such an expansion campaign, we will require substantially more capital. If necessary, we will raise this capital through an additional stock offering. However, we currently do not have any plans to raise additional capital. There can be no assurance that we will be able to obtain additional equity or debt financing in the future neither. If we are unable to raise additional capital, our growth potential will be adversely affected and we will have to significantly modify our plans. For example, if we unable to raise sufficient capital to develop our business plan, we may need to:

w	Curtail new product launches
w	Forego or postpone the expansion in the retail market and the online market, or
w	Limit our future marketing efforts to areas that we believe would be the most profitable.

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

RESULTS OF OPERATIONS

For the period of March 4, 2005 (inception of Dispatch II) to June 30, 2005 (Audited)

Net Loss

We had a net loss of $123,324, or $.25 per common share, for the period from March 4, 2005 (inception of Dispatch II) through June 30, 2005. The net loss in this period was due primarily to the consulting expenses of $128,000, which offsets our small amount of gross profit which was $9,333 for the period. The consulting expenses were accrued expenses that were later paid as part of the issuance of the 2,009,500 shares of common stock in October 2005. The shares were valued based on the market price on the date of the stock grant or the specific terms of the applicable consulting agreements.

Revenue

We recorded revenues of $51,526 for the period from March 4, 2005 (inception of Dispatch II) through June 30, 2005. The revenue in this period was only generated from the sales to one customer, Roosevelt Service, a related party. Roosevelt Service is 100% owned by Roosevelt Industrial Holdings, Inc., which is 100% owned by our majority stockholder. We expect that our revenues will increase within the next 12-24 months as we have entered into several consulting agreements relating to the overall management oversight of the Company, and in connection with expanding our sales.

During the period from March 4, 2005 (inception of Dispatch II) through June 30, 2005, we had three primary suppliers to support our products, one of which accounted for over 90% of our net purchases. We believe we will expand our current base of suppliers.

Expenses

Operating expenses for the period from March 4, 2005 (inception of Dispatch II) through June 30, 2005 were $131,394, which was primarily attributable to the consulting expenses of $128,000. The consulting expenses were accrued expenses for the services in connection with preparing the registration statement and general corporate consulting, which were later paid as part of the issuance of the 2,009,500 shares of common stock in October 2005. The shares were valued based on the market price on the date of the stock grant or the specific terms of the applicable consulting agreements. The rent expense for the period from March 4, 2005 (inception of Dispatch II) through June 30, 2005 was $1,200 for the warehouse and office space contributed by the majority stockholder. The organizational expenses of $2,085 for this period were in connection with the formation of Dispatch II. Except for the consulting expenses, the remaining expenses were paid with cash generated from our operations.

Liquidity and Capital Resources

On June 30, 2005, we had cash of $13,687 and a working capital deficit of $112,050. The working capital deficit was due primarily to accounts payable of $130,133, resulting from the rendered consulting services in connection with preparing the registration statement and general corporate consulting.

Net cash flows provided by operating activities were $7,687 for the period from March 4, 2005 (inception of Dispatch II) through June 30, 2005 and were primarily attributable to the increase in accounts payable of $130,133 for this period, and partially offset by the net loss of $123,324.

There were no cash flows from investing activities in the period from March 4, 2005 (inception of Dispatch II) through June 30, 2005.

Net cash flows provided by financing activities were $6,000 for the period from March 4, 2005 (inception of Dispatch II) through June 30, 2005, which was a cash contribution by the majority stockholder to pay for the organizational costs and funding of initial operations of Dispatch II.

Overall, we have significantly funded our cash needs from inception through June 30, 2005 with a series of equity transactions and contributions from our majority shareholder. If we are unable to receive additional cash from our majority stockholder, we may need to rely on financing from outside sources through debt or equity transactions. Failure to obtain such financing could have a material adverse effect on operations and our financial condition. Our majority shareholder is under no legal obligation to provide us with funding of any kind.

ITEM 7.  FINANCIAL STATEMENTS

The Company’s financial statements for the fiscal year ended June 30, 2006 are attached hereto as pages 19 through 23.

DISPATCH AUTO PARTS, INC. AND SUBSIDIARY
(A FLORIDA CORPORATION)
East Rochester, New York

Consolidated Balance Sheet at June 30, 2006 and 2005	19

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
for the Year Ended June 30, 2006 and for the Period from
March 4, 2005 through June 30, 2005	20

Consolidated Statements of Operations for the Year Ended
June 30, 2006 and for the Period from March 4, 2005 through
June 30, 2005	21

Consolidated Statements of Cash Flows for the Year Ended
June 30, 2006 and for the Period from March 4, 2005 through
June 30, 2005	22-23

Notes to Consolidated Financial Statements	24-28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders
Dispatch Auto Parts, Inc.
and Subsidiary
(A Florida Corporation)
East Rochester, New York

    We have audited the accompanying consolidated balance sheets of Dispatch Auto Parts, Inc. and Subsidiary as of June 30, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the year ended June 30, 2006 and from the period March 4, 2005 through June 30, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2006 and 2005, and the results of its operations and its cash flows for the year ended June 30, 2006 and from the period March 4, 2005 through June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

    The accompanying financial statements have been prepared assuming Dispatch Auto Parts, Inc. will continue as a going concern. As discussed in Note J to the financial statements, the Company has incurred losses that have resulted in an accumulated deficit. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding this matter are described in Note J. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rotenberg & Co., llp

Rotenberg & Co., llp
Rochester, New York
August 22, 2006

DISPATCH AUTO PARTS, INC. AND SUBSIDIARY
(A FLORIDA CORPORATION)
East Rochester, New York

CONSOLIDATED BALANCE SHEET

June 30,	2006	2005

ASSETS

Current Assets
Cash	$1,614	$13,687
Accounts Receivable - Related Party	854	4,362
Note Receivable - Related Party	10,000	-
Interest Receivable - Related Party	10,000	-
Inventory	1,995	-
Prepaid Income Taxes	2,642	-
Prepaid Insurance	-	1,305
Prepaid Consulting - Related Party	22,964	-

Total Assets	$50,069	$19,354

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$4,000	$130,133
Accrued Income Taxes	-	1,271

Total Liabilities	4,000	131,404

Stockholders’ Equity
Common Stock - $0.001 Par; 100,000,000 Shares Authorized;
2,506,614 and 497,114 Shares Issued and Outstanding	2,507	497
Preferred Stock - $0.001 Par; 100,000 Shares Authorized;
No Shares Issued and Outstanding	-	-
Additional Paid-in Capital	473,624	110,184
Accumulated Deficit	(430,062)	(222,731)

Total Stockholders’ Equity (Deficit)	46,069	(112,050)

Total Liabilities and Stockholders’ Equity	$50,069	$19,354

The accompanying notes are an integral part of these financial statements.

DISPATCH AUTO PARTS, INC. AND SUBSIDIARY
(A FLORIDA CORPORATION)
East Rochester, New York

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Number of Shares	Common Stock ($0.001 Par)	Paid-In Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance - March 4, 2005	99,406,843	$99,407	$—	$(99,407)	$—

Cash Contribution by Stockholder	—	—	6,000	—	6,000

Expenses Paid by Stockholder - Additional Paid-In Capital	—	—	4,074	—	4,074

Contributed Services by Stockholder	—	—	1,200	—	1,200

Reverse Stock Split - 200:1	(98,909,729)	(98,910)	98,910	—	—

Net Loss for the Period	—	—	—	(123,324)	(123,324)

Balance - June 30, 2005	497,114	497	110,184	(222,731)	(112,050)

Issuance of Common Stock for Consulting Services	2,009,500	2,010	359,840	—	361,850

Contributed Services by Stockholder	—	—	3,600	—	3,600

Net Loss for the Year	—	—	—	(207,331)	(207,331)

Balance - June 30, 2006	2,506,614	$2,507	$473,624	$(430,062)	$46,069

The accompanying notes are an integral part of these financial statements.

DISPATCH AUTO PARTS, INC. AND SUBSIDIARY
(A FLORIDA CORPORATION)
East Rochester, New York

CONSOLIDATED STATEMENTS OF OPERATIONS
		Period From
	Year	March 4, 2005
	Ended	Through
	June 30, 2006	June 30, 2005

Revenues, Net of Returns
Related Party	$145,607	$51,526
Non-Related Party	3,203	-

Total Revenues	148,810	51,526

Cost of Sales
Purchases, Net of Returns	112,122	42,193

Gross Profit	36,688	9,333

Operating Expenses
Consulting Expenses	210,886	128,000
Professional Fees	38,086	-
Rent Expense	3,600	1,200
Utilities	609	-
Dues and Subscriptions	418	-
Insurance Expense	1,305	-
Bank Charges	119	109
Organizational Expenses	-	2,085

Total Operating Expenses	255,023	131,394

Loss Before Other Income and Provision for Taxes	(218,335)	(122,061)

Other Income
Miscellaneous Income	2,217	-
Interest Income	10,066	8

Loss Before Provision for Taxes	(206,052)	(122,053)

Provision for Taxes	1,279	1,271

Net Loss for the Period	$(207,331)	$(123,324)

Weighted Average Number of Common
Shares Outstanding - Basic and Diluted	1,834,946	497,114

Net Loss per Common Share - Basic and Diluted	$(.11)	$(.25)

The accompanying notes are an integral part of these financial statements.

DISPATCH AUTO PARTS, INC. AND SUBSIDIARY
(A FLORIDA CORPORATION)
East Rochester, New York

CONSOLIDATED STATEMENTS OF CASH FLOWS

		Period From
	Year	March 4, 2005
	Ended	Through
	June 30, 2006	June 30, 2005

Cash Flows from Operating Activities

Net Loss for the Period	$(207,331)	$(123,324)

Non-Cash Adjustments:
Issuance of Stock for Services Rendered	210,886	—
Contributed Services by Stockholder	3,600	1,200
Expenses Paid by Shareholder	—	4,074

Changes in Assets and Liabilities:
Accounts Receivable - Related Party	3,508	(4,362)
Interest Receivable - Related Party	(10,000)	—
Inventory	(1,995)	—
Prepaid Income Taxes	(2,642)	—
Prepaid Insurance	1,305	(1,305)
Accounts Payable	1,867	130,133
Accrued Income Taxes	(1,271)	1,271

Net Cash Flows from Operating Activities	(2,073)	7,687

Cash Flows from Investing Activities
Issuance of Note Receivable - Related Party	(15,000)	—
Repayment of Note Receivable - Related Party	5,000	—

Net Cash Flows from Investing Activities	(10,000)	—

Cash Flows from Financing Activities
Cash Contribution by Shareholder	—	6,000

Net Cash Flows from Financing Activities	—	6,000

Net Change in Cash and Cash Equivalents	(12,073)	13,687

Cash and Cash Equivalents - Beginning of Period	13,687	—

Cash and Cash Equivalents - End of Period	$1,614	$13,687

The accompanying notes are an integral part of these financial statements.

DISPATCH AUTO PARTS, INC. AND SUBSIDIARY
(A FLORIDA CORPORATION)
East Rochester, New York

CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)

		Period From
	Year	March 4, 2005
	Ended	Through
	June 30, 2006	June 30, 2005

NON-CASH INVESTING AND FINANCING ACTIVITIES

Issuance of Stock for Accrued Consulting Services	$128,000	—

Issuance of Stock for Consulting Services to be Rendered	$22,964	—

Reverse Stock Split - 200:1	—	$98,910

SUPPLEMENTAL DISCLOSURES

Interest Paid	$—	$—
Income Taxes Paid	$5,192	$—

The accompanying notes are an integral part of these financial statements.

DISPATCH AUTO PARTS, INC. AND SUBSIDIARY
(A FLORIDA CORPORATION)
East Rochester, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - The Company

The Company was incorporated under the laws of the State of Florida on September 14, 1989 as First New York Investments, Inc. Effective November 25, 1996, First New York Investments, Inc. changed its name to Computer Access International, Inc. The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock and 100,000 shares of $0.001 par value preferred stock. Effective March 31, 2005, Computer Access International, Inc. changed its name to Dispatch Auto Parts, Inc.

Scope of Business

The Company’s principal business activity is the wholesale of auto parts, through its wholly-owned subsidiary, Dispatch Auto Parts II, Inc. Prior to the formation of Auto II, Computer Access International, Inc. was dormant and did not have any ongoing operating activities.

Note B - Principles of Consolidation
The consolidated financial statements include the accounts of Dispatch Auto Parts, Inc. and its wholly owned subsidiary, Dispatch Auto Parts II, Inc. (the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

Note C - Nature of Operations and Summary of Significant Accounting Policies
Method of Accounting
The Company maintains its books and prepares its financial statements on the accrual basis of accounting.

Cash and Cash Equivalents

Cash and cash equivalents include time deposits and money market accounts, which at times may exceed federally, insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk with respect to cash and cash equivalents.

               Accounts Receivable and Allowance for Doubtful Accounts

The Company provides credit in the normal course of business to its customers. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Based on management assessment of the credit history of customers having outstanding balances and current relationships with them, it has concluded that balances outstanding at June 30, 2006 and 2005 will be collected in full.

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

DISPATCH AUTO PARTS, INC. AND SUBSIDIARY
(A FLORIDA CORPORATION)
East Rochester, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note C - Nature of Operations and Summary of Significant Accounting Policies - continued

Revenue Recognition

The Company recognizes revenue when realized or realizable and earned. The Company considers revenue realized or realizable when the product has been shipped to the customer, the sales price is fixed and determinable, and collectibility is reasonably assured. At the time revenue is recognized, the Company provides for the estimated costs of warranties and reduces revenue for estimated returns. No warranty liability currently exists due to the volume of the transactions with related parties.

Organizational Costs
Organizational costs represent management, consulting, legal, accounting, and filing fees incurred to date in the formation of the Company. Organizational costs are expensed as incurred in accordance with Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities”.

Income Taxes
The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in the income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances. The Company has no material deferred tax assets or liabilities for the periods presented.

               Net Income Per Common Share

Net income per common share is computed in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per common share is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding for each period. Diluted earnings per common share is calculated by adjusting the weighted-average shares outstanding assuming conversion of all potentially dilutive convertible securities. Diluted earnings per share are the same as basic earnings per share for the period presented. There are no outstanding dilutive convertible securities.

               Financial Instruments
               The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, and accrued income taxes. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying value, unless otherwise noted.

               Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results can differ from those estimates.

DISPATCH AUTO PARTS, INC. AND SUBSIDIARY
(A FLORIDA CORPORATION)
East Rochester, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note D - Common and Preferred Stock

For the period from date of inception (September 14, 1989) through March 4, 2005, the Company had all of its organizational costs paid by the stockholders. The stockholders have paid $99,407 for these services, which have been recorded in the accompanying consolidated financial statements through the issuance of 99,406,843 shares of the Company’s common stock.

On March 22, 2005, the Company authorized a 200:1 reverse stock split of the Company’s common stock, to be effective at the close of business on June 16, 2005.

The Company’s Securities are not registered under the Securities Act of 1933 and, therefore, no offering may be made which would constitute a “Public Offering” within the meaning of the United States Securities Act of 1933, unless the shares are registered pursuant to an effective registration statement under the act.

The stockholders may not sell, transfer, pledge or otherwise dispose of the shares of the company in the absence of either an effective registration statement covering said shares under the 1933 Act and relevant state securities laws, or an opinion of counsel that registration is not required under the Act of under the securities laws of any such state.

Note E - Income Taxes
The provision for income taxes calculated at the statutory rates consisted of the following at June 30:

	2006	2005
Current:
Federal	$675	$825
New York State	604	446

	$1,279	$1,271

Note F - Concentration
The Company generated sales from Roosevelt Service, a related party. Roosevelt Service is 100% owned by Roosevelt Industrial Holdings, Inc., which is 100% owned by the majority stockholder of the Company. This customer represented 97% and 100% of the sales for the years ended June 30, 2006 and 2005, respectively. This customer also represents 100% of the Accounts Receivable balance of $854 and $4,362, as of June 30, 2006 and 2005, respectively. The Company does not believe that they are dependent on the current customer base for future sales.

For the years ended June 30, 2006 and 2005, one supplier accounted for 87% and 90%, respectively, of net purchases. The Company does not believe that they are dependent on the current vendor base for future purchases.

DISPATCH AUTO PARTS, INC. AND SUBSIDIARY
(A FLORIDA CORPORATION)
East Rochester, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note G - Related Party Transactions
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

In November 2005, the Company issued a $15,000 note receivable to Lugion Associates, Ltd., a stockholder and consultant of the Company. As part of the agreement, Lugion Associates, Ltd. agreed to repay the principal amount of the loan plus interest of $10,000 within 120 days. In March 2006, the repayment terms were extended an additional 120 days, with no additional interest to be accrued. The balance of the note was $10,000 at June 30, 2006. As of August 2006, the Company verbally agreed with Lugion Associates, Ltd. to accept payment in September.

As of June 30, 2006, $10,000 of interest has been accrued on the note receivable.

For the years ended June 30, 2006 and 2005, the majority stockholder of the Company contributed the use of office space for the general operations of the Company, on a month-to-month basis, at a facility 100% owned by the majority stockholder. The estimated value of the office space contributed was $3,600 and $1,200 for the years ended June 30, 2006 and 2005, respectively. The majority stockholder has opted not to ask for repayment, therefore, the Company has recorded the contribution in Additional Paid-In Capital in the accompanying consolidated financial statements.

Note H -  Equity Compensation Plan
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

In connection with the Plan, the Company authorized the issuance of 2,009,500 shares of common stock on October 31, 2005 to four consultants and the Company’s President pursuant to their respective consulting agreements. The fair market value of the stock issued approximates the value of the services received by the consultants.

Note I -  Recently Issued Accounting Standards
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. These requirements apply to all voluntary changes and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for the fiscal years beginning after December 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. The Company is currently evaluating the impact of SFAS 154 on its consolidated financial statements.

DISPATCH AUTO PARTS, INC. AND SUBSIDIARY
(A FLORIDA CORPORATION)
East Rochester, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note I -  Recently Issued Accounting Standards - continued
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

Note J - Going Concern
The Company’s financial statements have been presented on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net losses and an accumulated deficit of $430,062 through June 30, 2006.

The Company’s continued existence is dependent upon its ability to raise capital or to successfully market and sell its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company plans to raise working capital through equity offerings and future profitable operations.

ITEM 8. CHANGES WITH AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

Quarterly Evaluation of Controls

    As of the end of the period covered by this annual report on Form 10-KSB, the Company evaluated the effectiveness of the design and operation of (i) their disclosure controls and procedures ("Disclosure Controls"), and (ii) their internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by the Company's President and Chief Executive Officer, Daniel Slocum ("CEO") and by Anthony Collura, the Company's Chief Financial Officer ("CFO"). In this section, the Company presents the conclusions of their CEO and CFO based on and as of the date of the Evaluation (i) with respect to the effectiveness of their Disclosure Controls and (ii) with respect to any change in their Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect their Internal Controls.

CEO and CFO Certifications

    Attached to this annual report, as Exhibits 31.1 and 31.2, are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission’s rules implementing such section (the "Rule 13a-14(a)/15d-14(a) Certifications"). This section of the annual report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

Disclosure Controls and Internal Controls

    Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in the Company's reports filed with the Securities and Exchange Commission under the Securities Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to the Company is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) the Company's transactions are properly authorized, (ii) the Company’s assets are safeguarded against unauthorized or improper use, and (iii) the Company's transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principals generally accepted in the United States.

Limitations on the Effectiveness of Controls

    The Company's management does not expect that their Disclosure Controls or their Internal Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances so of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Evaluation

    The CEO and CFO’s evaluation of the Company's Disclosure Controls and Internal Controls included a review of the controls’ (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this annual report. In the course of the Evaluation, the CEO and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of the Company's controls can be reported in their quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor the Company's Disclosure Controls and the Company's Internal Controls, and to make modifications if and as necessary. The Company's external auditors also review Internal Controls in connection with their audit and review activities. The Company's intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

    Among other matters, the Company sought in their Evaluation to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information, or whether the Company had identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in their Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item 5, require that the CEO and CFO disclose that information to our Board (audit committee), and to the Company's independent auditors, and to report on related matters in this section of the annual report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions". These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement cause by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employee in the normal course of performing their assigned functions. The Company also sought to deal with other controls matters in the Evaluation, and in each case, if a problem was identified, the Company considered what revisions, improvements and/or corrections to make in accordance with the Compan's ongoing procedures.

Conclusions

    Based upon the Evaluation, our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives. Our CEO and CFO have concluded that our disclosure controls and procedures are effective at that reasonable assurance level to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors and Executive Officers and Significant Employees.

    The following table identifies all current executive officers, directors and significant employees of Dispatch Auto Parts, Inc. Officers are elected by and serve at the discretion of the Board of Directors. The officers and directors will serve until the next annual meeting of the stockholders, or until their successors are elected or appointed and qualified, or they resign or are terminated.

Name	Age	Position
Daniel Slocum	51	President and Director
Anthony Collura	40	Secretary and Director
Wayne Barney	62	Director

Business Experience and Personal Background

Daniel Slocum, 51 —President and Director

Daniel Slocum was elected President by our board of directors in March 2005. Mr. Slocum has over thirty years of experience in the auto services industry. He is also instrumental in the day to day operations management of the Company. Mr. Slocum devotes approximately 65% of his twelve-hour working time to our business every day. He is also the owner of Bove Group Inc. since 2001. The Bove Group owns and operates a commercial real estate rental building. Mr. Slocum also is the owner and director of Roosevelt Industrial Holdings, Inc., a corporation dedicated to automotive services since 1992. From 1985 to 1992, Mr. Slocum was President of Sparkys Auto & Tire, Inc., a corporation in the automotive repair business. From 1970 to 1985, Mr. Slocum worked for Roosevelt X Way, Inc. as a manager for auto services.

Anthony B. Collura, 40 —Director

Anthony Collura was elected to our board of directors in March 2005. Mr. Collura has worked in the financial industry for more than twenty years. He earned his Doctorate Degree of Finance from the University of Buffalo in 1992 and his Masters Degree of Business Administration from Buffalo State Collage in 1983. Currently, Mr. Collura also holds a position as a manager in Seneca Gaming, Inc., a corporation located in Niagara Falls, NY. From 2002 to 2004, Mr. Collura worked for Charter One Bank, Buffalo Branch, as Branch Manager. From 2000 to 2002, Mr. Collura worked for AG Edwards and Sons, located in Williamsville, NY. From 1998 to 2000, Mr. Collura worked for Barron Chase Securities, located in Williamsville, NY.

Wayne K. Barney, 62 — Director

Wayne K. Barney, has been a director of the Company since December 2004. Prior to his appointment as Director, Mr. Barney retired from General Motors Inc. in 1998. Mr. Barney had worked for General Motors, Inc. for over thirty years, working as Journeyman and labor liaison with the New York Assembly. Mr. Barney is the father-in-law of Mr. Slocum, our President.

Significant Employees

Mr. Daniel Slocum may be considered a control person of the Company within the meaning of the rules promulgated under the Securities Act of 1933, as amended, by virtue of his share ownership, his ability to influence the activities of the Company, and his positions of Chairman and President of the Company.

Legal Proceedings

No officer, director, or persons nominated for such positions and no promoter or significant employee of the Company has been involved in legal proceedings that would be material to an evaluation of the management.

     There are no arrangements or understandings pursuant to which any were elected as officers.

Audit Committee Financial Expert

    The Company does not have a separately designated standing audit committee. Pursuant to Section 3(a)(58)(B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and audits of the financial statements of the Company. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these new requirements, the Company's Board of Directors examined the Commission's definition of "audit committee financial expert" and concluded that the Company does not currently have a person that qualifies as such an expert. The Company has had minimal operations for the past two (2) years. Presently, there are only two (2) directors serving on the Company's Board, and the Company is not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert", but the Company intends to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While neither of our current directors meets the qualifications of an "audit committee financial expert", each of the Company's directors, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, the Company believes that its current directors capably fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

Code of Ethics

    The Company is presently working with its legal counsel to prepare and adopt a code of ethics that applies to the Company’s principal chief executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions (the Code of Ethics"). A draft of the Code of Ethics is attached hereto as Exhibit 14.1. The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships

•
Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer

•	Compliance with applicable governmental laws, rules and regulations

•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code

•	Accountability for adherence to the code

Section 16(a) Beneficial Ownership Reporting Compliance

    Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-KSB, any failure to comply therewith during the fiscal year ended December 2003. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

ITEM 10. EXECUTIVE COMPENSATION

No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of Dispatch Auto Parts, Inc. during the years 2005, 2004, and 2003. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by Daniel Slocum, our President.

SUMMARY COMPENSATION TABLE
Annual Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options SARs(#)	LTIP payouts ($)	All Other Compensation ($)
Daniel Slocum President	2005 2004 2003	- - -	- - -	- - -	$91,850 (1) - -	- - -	- - -	- - -
Anthony Collura Director	2005 2004 2003	- - -	- - -	- - -	- - -	- - -	- - -	- - -
Wayne Barney Director	2005 2004 2003	- - -	- - -	- - -	- - -	- - -	- - -	- - -

(1) Includes 835,000 shares of common stock issued pursuant to the 2005 non-qualified stock compensation plan. The shares were valued at the then current market price yielding an aggregate value of $91,850.

The Company has not entered into any other employment agreements with their employees, Officers or Directors. The Company has no standard arrangements under which the Company will compensate their directors for their services provided to them.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following tables set forth the ownership, as of June 30, 2006, of our common stock (a) by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, and (b) by each of our directors, by all executive officers and our directors as a group. To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Security Ownership of Certain Beneficial Owners (1)(2)

Name and Address of Beneficial Owner	Amount and Nature of Ownership	Percentage of Class
Daniel Slocum 242 Fairport Road East Rochester, NY 14445	835,000 Direct	33.3%
Daniel Slocum 242 Fairport Road East Rochester, NY 14445	255,000 (3) Indirect	10.2%
R. Chris Cottone (4) 555 S. Powerline Road Pompano Beach, FL 33069	400,000 Direct	16.0%
Daniel Luther (5) 3914 Seaton Place Las Vegas, NV 89121	400,000 Direct	16.0%
Lin Cheng 290 Dongjiang Wan Rd. Shanghai, P.R. China 200081	254,500 Direct	10.2%

Security Ownership of Directors and Officers (1)(2)

Name and Address of Beneficial Owner	Amount and Nature of Ownership	Percentage of Class
Daniel Slocum 242 Fairport Road East Rochester, NY 14445	835,000 Direct	33.3%
Daniel Slocum 242 Fairport Road East Rochester, NY 14445	255,000 (3) Indirect	10.2%
Anthony Collura 242 Fairport Road East Rochester, NY 14445	0	0%
Wayne Barney 242 Fairport Road East Rochester, NY 14445	0	0%
All directors and officers as a group	1,090,000	43.5%
Total Outstanding	2,506,614	100.0%

Notes to the table:

(1)
Pursuant to Rule 13-d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned.

(2)
This table is based upon information obtained from our stock records. We believe that each shareholder named in the above table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

(3)	Represents 255,000 shares held in the name of Roosevelt Industrial Holdings, Inc., a New York corporation wholly owned by our President, Daniel Slocum.

(4)
R. Chris Cottone received the 400,000 shares of common stock individually for consulting services rendered pursuant to a consulting agreement between the Company and A-Z Consulting, Inc. (“A-Z”), which is attached as an exhibit to this registration statement. Mr. Cottone is the founder and control person of A-Z.

(5)
Daniel Luther received the 400,000 shares of common stock individually for consulting services rendered pursuant to a consulting agreement between the Company and Lugion Associates, Ltd. (“Lugion”), which is attached as an exhibit to this registration statement. Mr. Luther is the founder and control person of Lugion.

Changes in Control.

None.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the period from March 4, 2005 (inception of Dispatch II) through June 30, 2005, the majority stockholder of the Company advanced certain expenses on behalf of the Company, totaling $4,074. The majority stockholder has opted to recognize the paid expenses as an additional capital contribution in lieu of repayment, therefore, the Company has recorded the contribution in Additional Paid-In Capital in the accompanying consolidated financial statements.

During the period from March 4, 2005 (inception of Dispatch II) through June 30, 2005, the majority stockholder of the Company contributed $6,000 in cash in connection with the formation of the wholly-owned subsidiary, Dispatch Auto Parts II, Inc. The majority stockholder has opted not to ask for repayment, therefore, the Company has recorded the contribution in Additional Paid-In Capital in the accompanying consolidated financial statements.

During the period from March 4, 2005 (inception of Dispatch II) through June 30, 2005, the majority stockholder of the Company contributed the use of warehouse and office space for the general operations of the Company, on a month-to-month basis, at a facility 100% owned by the majority stockholder. The estimated value of the warehouse and office space contributed was $1,200 for the period ended June 30, 2005. The majority stockholder has opted not to ask for repayment, therefore, the Company has recorded the contribution in Additional Paid-In Capital in the accompanying consolidated financial statements.

During the period from March 4, 2005 (inception of Dispatch II) through June 30, 2006, we generated revenues of $197,133 from Roosevelt Service, our significant customer, 100% owned by Roosevelt Industrial Holdings, Inc., which is 100% owned by Mr. Daniel Slocum, our majority stockholder and President.

In March 2005, the Company entered into a consulting agreement with A-Z Consulting, Inc. (“A-Z”) for a term of three months ending in June 2005. A-Z is to provide the professional services in connection with preparing this registration statement, blue sky issues, assistance with preparation of financial statements, EDGAR services and general corporate consulting. The Company paid A-Z 400,000 shares of common stock, with the services valued at $96,000. The 400,000 shares were issued to Mr. Chris Cottone, the founder of A-Z, in October 2005. After such issuance, Mr. Cottone was a 16% shareholder of our company. Accordingly, the Company has accrued $96,000 for these services as of June 30, 2005.

In March 2005, the Company entered into a consulting agreement with Lugion Associates, Ltd. (“Lugion”) for a term of twelve months ending in March 2006. Lugion is to act as an independent consultant and advisor to the Company on matters relating to the structure, management, and operation of the Company and its subsidiaries; the preparation and implementation of new business plans and future growth strategy; procedures, regulations, and compliance of a public listed company; and the identification and securing of agreements with prospective officers, directors, consultants, and employees. The Company paid 400,000 shares of common stock for the term of the agreement, with the services valued at $96,000. The 400,000 shares were issued to Mr. Daniel Luther, the founder of Lugion, in October 2005. After such issuance, Mr. Luther was a 16% shareholder of our company. Accordingly, the Company has accrued $32,000 for these services as of June 30, 2005.

On June 21, 2005, the Company entered into a consulting agreement with Lin Cheng (“Cheng”) for a term of twelve months ending June 20, 2006. The Consultant is to provide general management consulting and advisory services. The Company is to pay Cheng $5,000 per month or issue 254,500 shares of common stock for the term of the agreement. The 254,500 shares were issued in October 2005. After such issuance, Cheng is a 10% shareholder of our company.

In September 2005, the Company entered into a consulting agreement with Dan Q. Ke (“Ke”) for a term of six months ended March 2006. The Consultant is to provide general management consulting and advisory services. The Company is to pay Ke $3,000 per month or issue 120,000 shares of common stock for the term of the agreement. The 120,000 shares were issued in October 2005.

In October 2005, the Company entered into a consulting agreement with Daniel Slocum, majority stockholder and President, for a term of twelve months ending in October 2006, pursuant to which Mr. Slocum is to provide advice and financial consulting services to the Company in connection with communications and information, which may include, but not necessarily limited to, review the writing by the Company of the corporate profile and review of any research reports; to assist and provide advice and financial consulting services to the Company in its management relations with any other present or potential joint venture partners; and to provide such other services and assistance to the Company and its officers and directors within the scope of Mr. Slocum’s expertise as the officers of the Company under the mutual agreement from time to time. The Company paid Mr. Slocum 835,000 shares of common stock, with the services over the term of the agreement valued at $91,850, as part of the equity compensation plan issuance.

We have a policy in place whereby we require the board of directors’ approval for material related party transactions. We believe that all of our related party transactions were done on terms that would have been similar if we conducted them with unrelated third parties.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) Exhibits.

14.1 Code of Ethics
31.1 Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer
32.1 Section 1350 Certifications of Chief Executive Officer
32.2 Section 1350 Certifications of Chief Financial Officer

(b) Reports on Form 8-K.

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Rotenberg & Co., LLP, ("Rotenberg") for our audit of the annual financial statements for the year ended June 30, 2006 and period from March 4, 2005 (inception) to June 30, 2005. Audit fees and other fees of auditors are listed as follows:

	Year ended June 30, 2006	Period from March 4, 2005 through June 30, 2005
	Rotenberg	Rotenberg
Audit Fees (1)	$20,000*	$20,000*
Audit-Related Fees (2)	--	--
Tax Fees (3)	--	--
All Other Fees (4)	--	--
Total Accounting Fees and Services	$20,000	$20,000

*Estimate

(1)
Audit Fees. These are fees for professional services for our audit of the annual financial statements, and for the review of the financial statements included in our filings on Form 10-QSB, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.

(3)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(4)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-approved Policy for Audit and Non-Audit Services

The Company does not have a standing audit committee and the full board of directors performs all functions of an audit committee, including the pre-approval of all audit and non-audit services prior to the Company engaging an accountant. All of the services rendered for the Company by Rotenberg & Co., LLP were pre-approved by the board of directors of the Company.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Annual Report and any subsequent amendments thereto to be signed on its behalf by the undersigned, there unto duly authorized.

Dispatch Auto Parts, Inc. (Registrant)

Date: August 23, 2006	By:	/s/ Daniel Slocum
Daniel Slocum President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Annual Report has been signed below by the following persons in their respective capacities with the Registrant and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Daniel Slocum	President, Chief Executive Officer, Director	August 23, 2006
Daniel Slocum

/s/ Anthony Collura	Director	August 23, 2006
Anthony Collura

/s/ Wayne Barney	Director	August 23, 2006
Wayne Barney