Form 10QSB
period 2006-09-30
DISPATCH AUTO PARTS, INC.
filed 2006-11-14
CIK 1352419

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2006

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-51818

DISPATCH AUTO PARTS, INC.
(Exact name of small business issuer as specified in its charter)

FLORIDA	20-4200300
(State or other jurisdiction of	(IRS Employer Identification No.)
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
Yes [x]	No [ ]

Number of shares of common stock outstanding as of November 10, 2006: 2,506,614
Number of shares of preferred stock outstanding as of November 10, 2006:  0

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

ITEM 1. FINANCIAL STATEMENTS

DISPATCH AUTO PARTS, INC. AND SUBSIDIARY
(A FLORIDA CORPORATION)
East Rochester, New York

Consolidated Balance Sheet at September 30, 2006 (Unaudited)	5

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
for the Three Months Ended September 30, 2006 and for the Period
from July 1, 2005 through September 30, 2005 (Unaudited)	6

Consolidated Statements of Operations for the Three Months
Ended September 30, 2006 and for the Period from July 1, 2005
through June 30, 2006 (Unaudited)	7

Consolidated Statements of Cash Flows for the Three Months Ended
September 30, 2006 and for the Period from July 1, 2005 through
September 30, 2005 (Unaudited)	8

Notes to Consolidated Financial Statements	10-11

DISPATCH AUTO PARTS, INC. AND SUBSIDIARY
(A FLORIDA CORPORATION)
East Rochester, New York

CONSOLIDATED BALANCE SHEET

September 30,	2006

ASSETS

Current Assets
Cash	$7,143
Note Receivable - Related Party	10,000
Interest Receivable - Related Party	10,000
Inventory	2,756
Prepaid Income Taxes	2,618

Total Assets	$32,517

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$4,375

Total Liabilities	4,375

Stockholders’ Equity
Common Stock - $0.001 Par; 100,000,000 Shares Authorized;
2,506,614 and 497,114 Shares Issued and Outstanding	2,507
Preferred Stock - $0.001 Par; 100,000 Shares Authorized;
No Shares Issued and Outstanding	-
Additional Paid-in Capital	474,524
Accumulated Deficit	(448,889)

Total Stockholders’ Equity	28,142

Total Liabilities and Stockholders’ Equity	$32,517

The accompanying notes are an integral part of these financial statements.

DISPATCH AUTO PARTS, INC. AND SUBSIDIARY
(A FLORIDA CORPORATION)
East Rochester, New York

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

		Common
		Stock	Additional		Total
	Number of	($0.001	Paid-In	Accumulated	Stockholders’
	Shares	Par)	Capital	Deficit	Equity (Deficit)
Balance - March 4, 2005	99,406,843	$99,407	$—	$(99,407)	$—

Cash Contribution by Stockholder	—	—	6,000	—	6,000

Expenses Paid by Stockholder - Additional Paid-In Capital	—	—	4,074	—	4,074

Contributed Services by Stockholder	—	—	1,200	—	1,200

Reverse Stock Split - 200:1	(98,909,729)	(98,910)	98,910	—	—

Net Loss for the Period	—	—	—	(123,324)	(123,324)

Balance - June 30, 2005	497,114	497	110,184	(222,731)	(112,050)

Issuance of Common Stock for Consulting Services	2,009,500	2,010	359,840	—	361,850

Contributed Services by Stockholder	—	—	3,600	—	3,600

Net Loss for the Year	—	—	—	(207,331)	(207,331)

Balance - June 30, 2006	2,506,614	2,507	473,624	(430,062)	46,069

Contributed Services by Stockholder	—	—	900	—	900

Net Loss for the Period	—	—	—	(18,827)	(18,827)

Balance - September 30, 2006	2,506,614	$2,507	$474,524	$(448,889)	$28,142

The accompanying notes are an integral part of these financial statements.

DISPATCH AUTO PARTS, INC. AND SUBSIDIARY
(A FLORIDA CORPORATION)
East Rochester, New York

CONSOLIDATED STATEMENTS OF OPERATIONS

		Period From
	Three Months	July 1, 2005
	Ended	Through
	September 30, 2006	September 30, 2005

Revenues, Net of Returns
Related Party	$40,460	$45,528
Non-Related Party	6,890	-

Total Revenues	47,350	45,528

Cost of Sales
Purchases, Net of Returns	34,320	30,240

Gross Profit	13,030	15,288

Operating Expenses
Consulting Expenses	22,964	42,000
Professional Fees	9,375	13,520
Rent Expense	900	900
Utilities	240	60
Office Expenses	81	-
Bank Charges	70	25
Insurance Expense	-	1,305

Total Operating Expenses	33,630	57,810

Loss Before Other Income and Provision for Taxes	(20,600)	(42,522)

Other Income
Miscellaneous Income	1,772	-
Interest Income	1	56

Loss Before Provision for Taxes	(18,827)	(42,466)

Provision for Taxes	-	979

Net Loss for the Period	$(18,827)	$(43,445)

Weighted Average Number of Common
Shares Outstanding - Basic and Diluted	2,506,614	497,114

Net Loss per Common Share - Basic and Diluted	$(.01)	$(.09)

The accompanying notes are an integral part of these financial statements.

DISPATCH AUTO PARTS, INC. AND SUBSIDIARY
(A FLORIDA CORPORATION)
East Rochester, New York

CONSOLIDATED STATEMENTS OF CASH FLOWS

		Period From
	Three Months	July 1, 2005
	Ended	Through
	September 30, 2006	September 30, 2005

Cash Flows from Operating Activities

Net Loss for the Period	$(18,827)	$(43,445)

Non-Cash Adjustments:
Contributed Services by Stockholder	900	900

Changes in Assets and Liabilities:
Accounts Receivable - Related Party	854	1,814
Inventory	(761)	—
Prepaid Consulting	22,964	39,867
Prepaid Income Taxes	24	—
Prepaid Insurance	—	1,305
Accounts Payable	375	2,284
Accrued Income Taxes	—	(1,271)

Net Cash Flows from Operating Activities	5,529	1,454

Net Change in Cash and Cash Equivalents	5,529	1,454

Cash and Cash Equivalents - Beginning of Period	1,614	13,687

Cash and Cash Equivalents - End of Period	$7,143	$15,141

The accompanying notes are an integral part of these financial statements.

DISPATCH AUTO PARTS, INC. AND SUBSIDIARY
(A FLORIDA CORPORATION)
East Rochester, New York

CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)

Period From
	Three Months	July 1, 2005
	Ended	Through
	September 30, 2006	September 30, 2005

SUPPLEMENTAL DISCLOSURES

Interest Paid	$—	$—
Income Taxes Paid	$—	$979

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

Note C - Related Party Transactions
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

As of September 30, 2006, $10,000 of interest has been accrued on the note receivable.

DISPATCH AUTO PARTS, INC. AND SUBSIDIARY
(A FLORIDA CORPORATION)
East Rochester, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note D -  Equity Compensation Plan
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

Note E -  Recently Issued Accounting Standards
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

Note F -  Subsequent Events
On November 8, 2006, the Company filed an 8-K report under Item 1.01, Entry into a Material Definitive Agreement reporting that the Company and Lv Bao, a corporation organized and existing under the laws of the Peoples’ Republic of China, have entered into a Plan of Exchange.

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

Prior to the formation of Dispatch II, we were an inactive, dormant shell corporation. We had been dormant since February 2001, with operations prior to February 2001 consisting of organizational activities. We had no ongoing, active operations for the period from February 2001 through March 4, 2005, the date of inception for Dispatch II. Management decided that the wholesale auto parts operations would be more appropriately conducted through our wholly-owned subsidiary, in accordance with the corporate business model of Dispatch I.

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

Selected financial data
	Three months ended September 30
	2006	2005

Revenues	$47,350	$45,528

Net (Loss)	(18,827)	(43,445)
Net Income (Loss) per Common Share	$(.01)	$(.09)
Weighted Average Common Shares Outstanding	2,506,614	497,114

No dividends have been declared or paid for any of the periods presented.

RESULTS OF OPERATIONS

For the three months ended September 30, 2006 (unaudited)

Net Loss

We had a net loss of $18,827, or $.01 per common share, and a net loss of $43,445, or $.09 per common share, for the three months ended September 30, 2006 and 2005, respectively. The net losses in these periods were due primarily to non-cash consulting expenses, which were $22,964 and $42,000 for the three months ended September 30, 2006 and 2005, respectively, and the professional fees, which were $9,375 and $13,520 for the three months ended September 30, 2006 and 2005, respectively. The non-cash consulting expenses were the result of the issuance of 2,009,500 shares of common stock for services. The shares were valued based on the market price on the date of the stock grant or the specific terms of the applicable consulting agreements and booked pro rata due to the service periods. The professional fees were incurred primarily with the audits and reviews of the Company's financial statements.

Revenue

Revenues increased $1,822 or 4% to $47,350 for the three months ended September 30, 2006, as compared with $45,528 for the three months ended September 30, 2005. Our revenues were primarily derived from sales to one customer, Roosevelt Service, a related party owned by Daniel Slocum, our President. From unrelated parties, we recorded $6,890 in revenues during the current quarter ended September 30, 2006. We didn't have any revenues from unrelated parties in the same period ended September 30, 2005. We expect that our revenues will increase within the next 12-24 months as we have entered into a Plan of Exchange to acquire a 100% interest in a Chinese company.

Expenses

Operating expenses for the three months ended September 30, 2006 and 2005 were $33,630 and $57,810, respectively, of which we recorded non-cash consulting expenses of $22,964 and $42,000 for the three months ended September 30, 2006 and 2005, respectively. The non-cash consulting expenses were the result of the issuance of 2,009,500 shares of common stock for services in connection with general management consulting and advisory services including, but not limited to, the following:

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

    The shares were valued based on the market price on the date of the stock grant or the specific terms of the applicable consulting agreements and booked pro rata due to the service periods. The professional fees of $9,375 and $13,520 for the three months ended September 30, 2006 and 2005, respectively, were incurred primarily with the audits and reviews of the Company's financial statements. The rent expenses were for warehouse and office space contributed by the majority stockholder, which were $900 for the three months ended September 30, 2006 and 2005, respectively. Except for the consulting expenses, our other expenses were paid with cash generated by our operations.

Liquidity and Capital Resources

    Net cash flows provided by operating activities were $5,529 and $1,454 for the three months ended September 30, 2006 and 2005, respectively, primarily attributable to the issuance of our common stock as payment for services rendered, which was $22,964 and $39,867 for the three months ended September 30, 2006 and 2005, respectively, partially offset by the net loss, which was $18,827 and $43,445 for the same periods ended September 30, 2006 and 2005, respectively.

There were no cash flows from investing activities and financing activities during the three months ended September 30, 2006 and 2005.

Overall, we have significantly funded our cash needs from inception through September 30, 2006 with a series of equity transactions and contributions from our majority shareholder. If we are unable to receive additional cash from our majority stockholder, we may need to rely on financing from outside sources through debt or equity transactions. Failure to obtain such financing could have a material adverse effect on operations and our financial condition. Our majority shareholder is under no legal obligation to provide us with funding of any kind.

On September 30, 2006, we had cash of $7,143 on hand and a working capital surplus of $28,316. The working capital surplus was due primarily to the note receivable and interest receivable from a related party. We will substantially rely on the existence of revenue from our business. Our current capital is sufficient to fund our projected sales growth over the next 12 months. However, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $50,000 to sustain operations through year 2006 and approximately $100,000 per year thereafter. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of new product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for the Company. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to the Company.

On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, and additional infusions of capital and debt financing. We are considering expansion in the retail and online markets in the next 12 to 24 months. Our current capital and revenues are insufficient to fund such expansion. If we choose to launch such an expansion campaign, we will require substantially more capital. If necessary, we will raise this capital through an additional stock offering. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected and we will have to significantly modify our plans. For example, if we are unable to raise sufficient capital to develop our business plan, we may need to:

•	Curtail new product launches
•	Forego or postpone expansion in the retail and online markets, or
•	Limit our future marketing efforts to areas that we believe would be the most profitable.

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

Our success will be dependent upon implementing our plan of operations and the risks associated with our business plans. We operate a wholesale business for new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. We plan to strengthen our position in these markets. We also plan to expand our operations through aggressively marketing our products and Company concept.

FORWARD LOOKING STATEMENTS

    The information herein contains certain forward looking statements within the meaning of §27A of the Securities Act of 1933, as amended and § 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its current expansion strategy, labor and employee benefits, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward looking statements included in this Form 10-QSB will prove to be accurate. In view of the significant uncertainties inherent in the forward looking statements included herein, the inclusion of such information should not be regarded as a representation by the company or any other person, that the objectives and plans of the Company will be achieved.

ITEM 3. CONTROLS AND PROCEDURES.

    The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. The Company’s Chief Executive Officer and its Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining disclosure controls and procedures for the Company. The controls and procedures established by the Company are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

    As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    We are not aware of any pending or threatened legal proceedings, in which we are involved. In addition, we are not aware of any pending or threatened legal proceedings in which entities affiliated with our officers, directors or beneficial owners are involved.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 5. OTHER INFORMATION

    As of November 8, 2006, we entered into a Plan of Exchange (“Agreement”), between and among the Company, Shan Xi Lv Bao Environmental Eco Industry Management Ltd., a corporation organized and existing under the laws of the Peoples’ Republic of China (“Lv Bao”), the shareholders of Lv Bao (“Lv Bao Shareholders”) and Daniel Slocum, the President and Director of the Company ("Mr. Slocum").

    Pursuant to the terms of the Agreement, The transaction will not immediately close but shall be conditioned upon: (1) settling the liabilities of DPPT and its subsidiary, (2) 844,500 shares of Common Stock shall be deposited into the account of Escrow Agent in exchange for $480,000, less related expenses, (3) the issuance of the new 26,000,000 shares of Common Stock and 100,000 new shares of Preferred Stock to the Lv Bao shareholders (a deposit of $50,000 deducted from the amount due to the Selling Shareholder will be retained by the Escrow Agent until this issuance), which should take no longer than 60 days, (4) at Closing, the 844,500 shares will be retired back to the treasury, (5) the subsidiary shall be vended out from DPPT prior to Closing, and (6) the creation of a Hong Kong holding company and procurement of all requisite approvals and licenses to complete the share exchange. Upon completion of the exchange, Lv Bao will be a 100% owned subsidiary of the Company. An executed copy of the Agreement is attached hereto as Exhibit 10.

    Upon the delivery of 26,844,500 shares of Common Stock of the Company (including 844,500 common shares from Mr. Slocum and his nominee, which should be returned to the treasury) and 100,000 shares of Preferred Stock of the Company to Lv Bao Shareholders, Lv Bao Shareholders will hold a 'controlling interest' in the Company representing approximately 94% of the then issued and outstanding common shares of the Company. Furthermore, Mr. Slocum anticipates appointing new directors who are designees of Lv Bao to the Board of Directors. Subsequent to the appointment of the Lv Bao designees, Mr. Slocum will resign from the Board of Directors.

    Mr. Slocum shall retain 500,000 shares of DPPT as an investment pursuant to the Agreement.

    It is important to note that Mr. Slocum had no pre-existing material relationship of any kind with Lv Bao or the Lv Bao Shareholders prior to the Agreement described herein.

    We have agreed to use our best efforts to insure that the escrow conditions under the Escrow Agreement will be satisfied as promptly as practicable so that the closing conditions under Agreement will occur and a change of control of the Company will happen as soon as possible.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(1)	Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits Beginning on page 8 of this Form 10-QSB, which is incorporated herein by reference.

          Reports on Form 8-K filed

(1)
On November 8, 2006, the Company filed an 8-K report under Item 1.01, Entry into a Material Definitive Agreement reporting that the Company and Lv Bao, a corporation organized and existing under the laws of the Peoples’ Republic of China, have entered into a Plan of Exchange.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

DISPATCH AUTO PARTS, INC.

Date: November 10, 2006	By:	/s/ Daniel Slocum
Daniel Slocum President

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002