Form 10QSB
period 2006-12-31
DISPATCH AUTO PARTS, INC.
filed 2007-02-14
CIK 1352419

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended December 31, 2006

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-51818

DISPATCH AUTO PARTS, INC.
(Exact name of small business issuer as specified in its charter)

FLORIDA	20-4200300
(State or other jurisdiction of	(IRS Employer Identification No.)
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
Yes [x]	No [ ]

Number of shares of common stock outstanding as of January 29, 2007: 1,662,114
Number of shares of preferred stock outstanding as of January 29, 2007:  0

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
(A FLORIDA CORPORATION)
East Rochester, New York

TABLE OF CONTENTS

Consolidated Balance Sheet at December 31, 2006 (Unaudited)	5

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
for the Six Months Ended December 31, 2006 and 2005 (Unaudited)	6

Consolidated Statements of Operations for the Three Months and Six Months
Ended December 31, 2006 and 2005 (Unaudited)	7

Consolidated Statements of Cash Flows for the Six Months Ended
December 31, 2006 and 2005 (Unaudited)	8

Notes to Consolidated Financial Statements	9-10

DISPATCH AUTO PARTS, INC. AND SUBSIDIARY
(A FLORIDA CORPORATION)
Balance Sheet
As of December 31, 2006
(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,145
Accounts receivable - related party	490
Inventory	26,789
TOTAL CURRENT ASSETS	28,424

TOTAL ASSETS	$28,424

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$12,988
TOTAL CURRENT LIABILITIES	12,988

STOCKHOLDERS' EQUITY
Preferred stock - $.001 par value, 100,000 shares authorized:
none issued and outstanding)	-
Common stock - $.001 par value, 100,000,000 shares authorized:
2,506,614 shares issued and outstanding)	2,507
Additional paid-in-capital	475,424
Accumulated deficit	(462,495)
TOTAL STOCKHOLDERS' EQUITY	15,436

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,424

The accompanying notes are an integral part of the financial statements

DISPATCH AUTO PARTS, INC. AND SUBSIDIARY
(A FLORIDA CORPORATION)
East Rochester, New York

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

		Common
		Stock	Additional		Total
	Number of	($0.001	Paid-In	Accumulated	Stockholders’
	Shares	Par)	Capital	Deficit	Equity (Deficit)

Balance - March 4, 2005	99,406,843	$99,407	$—	$(99,407)	$—

Cash Contribution by Stockholder	—	—	6,000	—	6,000

Expenses Paid by Stockholder - Additional Paid-In Capital	—	—	4,074	—	4,074

Contributed Services by Stockholder	—	—	1,200	—	1,200

Reverse Stock Split - 200:1	(98,909,729)	(98,910)	98,910	—	—

Net Loss for the Period	—	—	—	(123,324)	(123,324)

Balance - June 30, 2005	497,114	497	110,184	(222,731)	(112,050)

Issuance of Common Stock for Consulting Services	2,009,500	2,010	359,840	—	361,850

Contributed Services by Stockholder	—	—	3,600	—	3,600

Net Loss for the Year	—	—	—	(207,331)	(207,331)

Balance - June 30, 2006	2,506,614	2,507	473,624	(430,062)	46,069

Contributed Services by Stockholder	—	—	900	—	900

Net Loss for the Period	—	—	—	(18,827)	(18,827)

Balance - September 30, 2006	2,506,614	$2,507	$474,524	$(448,889)	$28,142
Contributed Services by Stockholder	—	—	900	—	900

Net Loss for the Period	—	—	—	(13,606)	(13,606)

Balance - December 31, 2006	2,506,614	$2,507	$475,424	$(462,495)	$15,436

DISPATCH AUTO PARTS, INC. AND SUBSIDIARY
(A FLORIDA CORPORATION)
Statements of Operations
For the three and six months ended December 31, 2006 and 2005
(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2006	2005	2006	2005

Revenues, net of returns
Related party	$32,349	$31,960	$72,809	$77,487
Non-related party	-	-	6,890	-
Total revenues	32,349	31,960	79,699	77,487

Cost of sales
Purchases, net of returns	25,880	26,986	60,200	57,227

Gross profit	6,469	4,974	19,499	20,260

Operating expenses
Consulting expenses	-	70,962	22,964	112,962
Professional fees	18,988	6,150	28,363	19,670
Rent expenses	900	900	1,800	1,800
Miscellaneous expenses	5,219	169	5,459	229
Office expenses	-	-	81	-
Bank charges	-	64	70	89
Insurance expenses	-	-	-	1,305
Total operating expenses	25,107	78,245	58,737	136,055

Loss before other income and provisions for taxes	(18,638)	(73,271)	(39,238)	(115,795)

Other income
Miscellaneous income	32	2,217	1,804	2,217
Interest income	5,000	4,342	5,001	4,398

Loss before provision for taxes	(13,606)	(66,712)	(32,433)	(109,180)

Provision for taxes	-	-	-	979

Net loss for the period	$(13,606)	$(66,712)	$(32,433)	$(110,159)

Weighted average number of common	2,506,614	1,851,342	2,506,614	1,174,228
shares outstanding - basic and diluted

Net loss per common share - basic and diluted	$(0.01)	$(0.04)	$(0.01)	$(0.09)

The accompanying notes are an integral part of the financial statements

DISPATCH AUTO PARTS, INC. AND SUBSIDIARY
(A FLORIDA CORPORATION)
Statements of Cash Flows
For the six months ended December 31, 2006 and 2005
(Unaudited)

	Six months ended December 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(32,433)	$(110,159)
Adjustments to reconcile net loss to net
cash used in operating activities:
Issuance of stock for services rendered	-	112,962
Contributed services by stockholder	1,800	1,800
Changes in assets and liabilities
Accounts receivable - related party	364	4,362
Interest receivable - related party	10,000	(4,333)
Inventory	(24,794)	-
Other receivable	-	(2,217)
Prepaid income taxes	2,642	-
Prepaid insurance	-	1,305
Prepaid consulting -related party	22,964	-
Bank overdraft	-	647
Accounts payable	8,988	(1,783)
Accrued income taxes	-	(1,271)

NET CASH FLOWS FROM OPERATING ACTIVITIES	(10,469)	1,313

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of note receivable - related party	-	(15,000)
Prepayment of note receivable - related party	10,000	-

NET CASH FLOWS FROM INVESTING ACTIVITIES	10,000	(15,000)

CASH FLOWS FROM FINANCING ACTIVITIES:	-	-

NET CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	(469)	(13,687)

CASH AND CASH EQUIVALENTS:
Beginning of period	1,614	13,687

End of period	$1,145	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of stock for accrued consulting services	$-	$128,000
Issuance of stock for consulting services to be rendered	$-	$120,888

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$2,250

The accompanying notes are an integral part of the financial statements

DISPATCH AUTO PARTS, INC. AND SUBSIDIARY
(A FLORIDA CORPORATION)
East Rochester, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation
The consolidated financial statements of Dispatch Auto Parts, Inc. and Subsidiary (the “Company” or "DPPT") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Registration Statement on Form 10KSB, and other reports filed with the SEC.

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

Note C - Related Party Transactions
As of December 31, 2006, a repayment of $25,000 for the note receivable from related party was received, of which $10,000 for principal and $15,000 for the accrued interest.

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
(A FLORIDA CORPORATION)
East Rochester, New York

Note E -  Recently Issued Accounting Standards
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

Note F -  Pending Transaction
As of November 8, 2006, the Company entered into a Plan of Exchange (“Agreement”), between and among the Company, Shan Xi Lv Bao Environmental Eco Industry Management Ltd., a corporation organized and existing under the laws of the Peoples’ Republic of China (“Lv Bao”), the shareholders of Lv Bao (“Lv Bao Shareholders”) and Daniel Slocum, the former President and Director of the Company ("Mr. Slocum").

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

Upon the delivery of 26,844,500 shares of Common Stock of the Company (including 844,500 common shares from Mr. Slocum and a related shareholder, which should be returned to the treasury) and 100,000 shares of Preferred Stock of the Company to Lv Bao Shareholders, Lv Bao Shareholders will hold a 'controlling interest' in the Company representing approximately 94% of the then issued and outstanding common shares of the Company.

Mr. Slocum shall retain 500,000 shares of DPPT as an investment pursuant to the Agreement.

The deal is not closed until the completion of the issuance of the new 26,000,000 shares of Common Stock and 100,000 new shares of Preferred Stock to the Lv Bao shareholders, which is expected to occur in the third quarter of fiscal year 2006.

On December 15, 2006, Mr. Slocum appointed new directors who were designees of Lv Bao to the Board of Directors, and resigned from the Board of Directors.

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

We currently have one warehouse located in Rochester, NY. Our warehouse carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. Currently, a majority of our sales have been derived from Roosevelt Service, which is a related party owned by our former President.

Selected financial data
	Six months ended December 31
	2006	2005

Revenues	$79,699	$77,487

Net (Loss)	(32,433)	(110,159)
Net Income (Loss) per Common Share	$(.01)	$(.09)
Weighted Average Common Shares Outstanding	2,506,614	1,174,228

	As of December 31,
	2006	2005

Total Assets	$28,424	$142,438
Working Capital	15,436	141,441
Shareholders’ Equity	15,436	141,441

No dividends have been declared or paid for any of the periods presented.

RESULTS OF OPERATIONS

For the three months and six months ended December 31, 2006 (unaudited)

Net Loss

We had a net loss of $13,606, or ($.01) per common share, for the three months ended December 31, 2006, versus a net loss of $66,712, or ($.04) per common share, for the same period ended December 31, 2005. The decrease in net loss during the three months ended December 31, 2006 was due primarily to no non-cash consulting expenses incurred in this period. We had a net loss of $32,433, or ($.01) per common share, for the six months ended December 31, 2006, versus a net loss of $110,159, or ($.09) per common share, for the same period ended December 31, 2005. The net losses in these periods were due primarily to non-cash consulting expenses, which were $22,964 and $112,962 for the six months ended December 31, 2006 and 2005, respectively, and the professional fees, which were $28,363 and $19,670 for the six months ended December 31, 2006 and 2005, respectively. The non-cash consulting expenses were the result of the issuance of 2,009,500 shares of common stock for services. The shares were valued based on the market price on the date of the stock grant or the specific terms of the applicable consulting agreements and booked pro rata due to the service periods. The professional fees were incurred primarily with the audits and reviews of the Company's financial statements.

Revenue

Revenues increased $389 or 1% to $32,349, and increased $2,212 or 3% to $79,699 for the three months and six months ended December 31, 2006, respectively, as compared with $31,960 and $77,487 for the three months and six months ended December 31, 2005, respectively. Our revenues were primarily derived from sales to one customer, Roosevelt Service, a related party owned by Daniel Slocum, our former President. From unrelated parties, we recorded $6,890 in revenues during the first quarter of fiscal year 2006 ended September 30, 2006. We didn't have any revenues from unrelated parties in current quarter and the same periods ended December 31, 2005. We expect that our revenues will increase within the next 12-24 months as we have entered into a Plan of Exchange to acquire a 100% interest in a Chinese company.

Expenses

Operating expenses for the six months ended December 31, 2006 and 2005 were $58,737 and $136,055, respectively, of which we recorded non-cash consulting expenses of $22,964 and $112,962 for the six months ended December 31, 2006 and 2005, respectively. The non-cash consulting expenses were the result of the issuance of 2,009,500 shares of common stock for services in connection with general management consulting and advisory services including, but not limited to, the following:

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

    The shares were valued based on the market price on the date of the stock grant or the specific terms of the applicable consulting agreements and booked pro rata due to the service periods, which was completed as of September 30, 2006. We didn't have non-cash consulting expenses in the current quarter ended December 31, 2006. The professional fees of $28,363 and $19,670 for the six months ended December 31, 2006 and 2005, respectively, were incurred primarily with the audits and reviews of the Company's financial statements. The rent expenses were for warehouse and office space contributed by the majority stockholder, which were $1,800 for the six months ended December 31, 2006 and 2005, respectively. Except for the consulting expenses, our other expenses were paid with cash generated by our operations.

Liquidity and Capital Resources

Net cash flows used in operating activities were $10,469 for the six months ended December 31, 2006, compared with net cash flows provided by operating activities of $1,313 for the same period ended December 31, 2005, primarily attributable to the net loss and cash used in inventory, partially offset by the decrease in interest receivable in the current quarter. The cash flows provided by operation activities for the six months ended December 31, 2005 were due to the issuance of our common stock as payment for services rendered, which was $112,962 for the six months ended December 31, 2005.

Net cash flows provided by investing activities were $10,000 for the six months ended December 31, 2006, compared with net cash flows used in investing activities of 15,000 for the same period ended December 31, 2005, primarily attributable to a loan to a related party, which was collected in the current quarter of fiscal year 2006.

There were no cash flows from financing activities during the six months ended December 31, 2006 and 2005.

Overall, we have significantly funded our cash needs from inception through December 31, 2006 with a series of equity transactions and contributions from our majority shareholder. If we are unable to receive additional cash from our majority stockholder, we may need to rely on financing from outside sources through debt or equity transactions. Failure to obtain such financing could have a material adverse effect on operations and our financial condition. Our majority shareholder is under no legal obligation to provide us with funding of any kind.

On December 31, 2006, we had cash of $1,145 on hand and a working capital surplus of $15,436. The working capital surplus was due primarily to the inventory of $26,789. We will substantially rely on the existence of revenue from our business. Our current capital is sufficient to fund our projected sales growth over the next 12 months. However, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $50,000 to sustain operations through fiscal year 2006 and approximately $100,000 per year thereafter. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of new product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for the Company. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to the Company.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   On October 25, 2006, 844,500 common shares from Mr. Slocum and a related shareholder were deposited into the escrow account, pursuant to the Plan of Exchange, dated November 8, 2006, which should be returned to Treasury in exchange for $530,000 in cash from Lv Bao shareholders, less related expenses, at the closing.

ITEM 5. OTHER INFORMATION

    As of November 8, 2006, we entered into a Plan of Exchange (“Agreement”), between and among the Company, Shan Xi Lv Bao Environmental Eco Industry Management Ltd., a corporation organized and existing under the laws of the Peoples’ Republic of China (“Lv Bao”), the shareholders of Lv Bao (“Lv Bao Shareholders”) and Daniel Slocum, the former President and Director of the Company ("Mr. Slocum").

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

    Upon the delivery of 26,844,500 shares of Common Stock of the Company (including 844,500 common shares from Mr. Slocum and and a related shareholder, which should be returned to the treasury) and 100,000 shares of Preferred Stock of the Company to Lv Bao Shareholders, Lv Bao Shareholders will hold a 'controlling interest' in the Company representing approximately 94% of the then issued and outstanding common shares of the Company.

    Mr. Slocum shall retain 500,000 shares of DPPT as an investment pursuant to the Agreement.

    It is important to note that Mr. Slocum had no pre-existing material relationship of any kind with Lv Bao or the Lv Bao Shareholders prior to the Agreement described herein.

    The deal is not closed until the completion of the issuance of the new 26,000,000 shares of Common Stock and 100,000 new shares of Preferred Stock to the Lv Bao shareholders, which is expected to occur in the third quarter of fiscal year 2006.

    On December 15, 2006, Mr. Slocum appointed new directors who were designees of Lv Bao to the Board of Directors, and resigned from the Board of Directors.

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

(2)
On January 22, 2007, the Company filed an 8-K report under Item 5.02, Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers reporting the new appointments of officers and directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

DISPATCH AUTO PARTS, INC.

Date: February 14, 2007	By:	/s/ Liu, Sheng Li
Liu, Sheng Li President

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002