Form 10QSB
period 2007-03-31
DISPATCH AUTO PARTS, INC.
filed 2007-05-21
CIK 1352419

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2007

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-51818

DISPATCH AUTO PARTS, INC.
(Exact name of small business issuer as specified in its charter)

FLORIDA	20-4200300
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

391 Hua Yu Lane, Dong Xin Street
Xi'an, Shaanxi Province, P.R.China
(Address of principal executive offices)

954-424-2345
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x]	No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act). Yes [ ] No [X]

Number of shares of common stock outstanding as of May 17, 2007: 28,662,114
Number of shares of preferred stock outstanding as of May 17, 2007:  100,000

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

    The discussion contained in this 10-QSB under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-QSB. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-QSB that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

DISPATCH AUTO PARTS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Condensed Consolidated Balance Sheet as of March 31, 2007	5

Condensed Consolidated Statements of Operations And Comprehensive Income for the Three and Nine Months Ended March 31, 2007 and 2006	6

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2007 and 2006	7

Notes to Condensed Consolidated Financial Statements	8-17

DISPATCH AUTO PARTS, INC. CONDENSED CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2007 (Currency expressed in United States Dollars (“US$”), except for number of shares) (Unaudited)

March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$1,711,870
Billed accounts receivable	210,879
Unbilled accounts receivable	562,300
Prepayments and deposits	3,150
Deferred tax assets	39,586

Total current assets	2,527,785

Property, plant and equipment, net	491,384

TOTAL ASSETS	$3,019,169

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Other payables and accrued liabilities	$457,031
Income tax payable	15,259
Amount due to stockholders	79,646

TOTAL LIABILITIES	551,936

MINORITY INTEREST	119,101

Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000 shares authorized; 100,000 shares issued and outstanding	100
Common stock, $0.001 par value; 100,000,000 shares authorized; 28,662,114 shares issued and outstanding	28,662
Additional paid-in capital	1,110,011
Deferred compensation	(300,000)
Accumulated other comprehensive income	73,559
Statutory reserve	155,661
Retained earnings	1,280,139

Total stockholders’ equity	2,348,132

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,019,169

See accompanying notes to condensed consolidated financial statements.

DISPATCH AUTO PARTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006

REVENUE, NET	$385,966	$341,197	$2,447,211	$1,740,041

COST OF REVENUE	241,609	221,094	1,573,202	1,286,730

GROSS PROFIT	144,357	120,103	874,009	453,311

OPERATING EXPENSES:
Consulting and professional fees	13,200	-	56,150	-
Stock-based compensation	60,000	-	210,000	-
General and administrative	34,101	13,983	104,842	73,632
Total operating expenses	107,301	13,983	370,992	73,632

INCOME FROM OPERATIONS	37,056	106,120	503,017	379,679

OTHER INCOME:
Interest income	50	-	296	158
Total other income	50	-	296	158

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	37,106	106,120	503,313	379,837

Income tax expense	(80,038)	(57,070)	(212,999)	(181,009)
Minority interest	(5,223)	(3,154)	(26,887)	(12,785)

NET (LOSS) INCOME	$(48,155)	$45,896	$263,427	$186,043

Other comprehensive income:
- Foreign currency translation gain	39,766	4,865	46,013	21,240

COMPREHENSIVE (LOSS) INCOME	$(8,389)	$50,761	$309,440	$207,283

Net income per share - basic and diluted	$0.00	$0.00	$0.01	$0.01

Weighted average number of shares outstanding during the period - basic and diluted	27,438,128	26,000,000	26,308,025	26,000,000

See accompanying notes to condensed consolidated financial statements.

DISPATCH AUTO PARTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED MARCH 31, 2007 AND 2006 (Currency expressed in United States Dollars (“US$”)) (Unaudited)

	Nine Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$263,427	$186,043
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	78,909	63,909
Deferred tax expense	74,360	15,585
Minority interest	26,887	12,785
Stock-based compensation	210,000	-
Changes in operating assets and liabilities:
Billed accounts receivable	260,856	(390,562)
Unbilled accounts receivable	(671,991)	(38,190)
Income tax payable	(147,410)	12,302
Other payables and accrued liabilities	421,735	(315,798)
Net cash provided by (used in) operating activities	516,773	(453,926)

Cash flows from investing activities:
Purchase of property, plant and equipment	(163,958)	(132,587)
Net cash used in investing activities	(163,958)	(132,587)

Cash flows from financing activities:
Contribution from stockholders	120,895	72,474
Cash from consolidation of subsidiaries	628,773	639,938
Net cash provided by financing activities	749,668	712,412

Foreign currency translation adjustment	46,013	21,240

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,148,496	147,139

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	563,374	921,109

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,711,870	$1,068,248

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$286,049	$153,122
Cash paid for interest expenses	$-	$-

See accompanying notes to condensed consolidated financial statements.

DISPATCH AUTO PARTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with both generally accepted accounting principles for interim financial information, and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to our annual audited consolidated financial statements for the preceding fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto contained in the Annual Report on Form 10-KSB for the year ended June 30, 2006.

NOTE 2 ORGANIZATION AND BUSINESS BACKGROUND

Dispatch Auto Parts, Inc. (the “Company” or “DPPT”) was organized and existing under the laws of the State of Florida and engaged in the wholesale of auto parts in the States. DPPT is a holding company whose primary business operations are conducted by through its sole operating subsidiary, in the wholesale of auto parts in the States.

On November 8, 2006, DPPT entered a stock exchange transaction with Shaanxi Lv Bao Environmental Eco Industry Management Ltd. (“Lv Bao”) and the transaction was effectively completed on February 6, 2007. Lv Bao was registered as a limited liability company in the People’s Republic of China (the “PRC”) on August 11, 2006 with its principal place of business in Xian City, Shaanxi Province, the PRC. Its registered capital is Renminbi Yuan (“RMB”) 5,000,000 (equivalent to $628,773). Its principal activity was investment holding.

The stock exchange transaction involved the following simultaneous transactions:

1)
the majority shareholders of DPPT deposited the 844,500 shares of the common stock of DPPT into the account of escrow agent in exchange for $530,000 in cash paid by the owners of Lv Bao. The 844,500 shares will be retired back to the treasury upon closing, and;

2)	DPPT issued to the Lv Bao owners 26,000,000 new investment shares of common stock and 100,000 new shares of preferred stock of DPPT in exchange for all of the registered capital of Lv Bao.

Upon completion of the plan of exchange, Lv Bao became a wholly-owned subsidiary of DPPT. Accordingly, there has been a change of control of DPPT and the Lv Bao’s owners now control 91% of the voting power of DPPT.

DISPATCH AUTO PARTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

On August 30, 2006, Lv Bao entered into an acquisition agreement with Shaanxi Li Bao Sheng Tai Ke Ji Gu Fen You Xian Gong Si (“Li Bao”). Li Bao was registered as a limited liability company in the PRC on November 27, 2002 with a registered capital of $8,855,135 (equivalent to RMB70,000,000) and with its principal place of business in Shaanxi Province, the PRC.

Li Bao was formed to engage in the trees and grasses plantation for outdoor decoration and provision of landscape engineering advisory service. In January 2004, Li Bao spun off its trees and grasses plantation business and since then, Li Bao only engages in landscape engineering advisory service.

This acquisition transaction involved that Lv Bao paid to Li Bao’s equity owners a total consideration of $8,285,750 (equivalent to RMB65,500,000) in exchange for 93.57% of the registered capital of Li Bao.

The transaction has been accounted for as a reverse acquisition and recapitalization of Lv Bao whereby Li Bao is deemed to be the accounting acquirer (legal acquiree) and Lv Bao to be the accounting acquiree (legal acquirer). The accompanying consolidated financial statements are in substance those of Li Bao, with the assets and liabilities, and revenues and expenses, of Lv Bao being included effective from the date of stock exchange transaction. Lv Bao is deemed to be a continuation of the business of Li Bao. Accordingly, the accompanying consolidated financial statements include the following:

(1) the balance sheet consists of the net assets of the accounting acquirer at historical cost and the net assets of the accounting acquiree at historical cost;

(2) the financial position, results of operations, and cash flows of the acquirer for all periods presented as if the recapitalization had occurred at the beginning of the earliest period presented and the operations of the accounting acquiree from the date of stock exchange transaction.

DPPT, Lv Bao and Li Bao are hereinafter referred to as (the “Company”).

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

●	Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the period reported. Actual results may differ from these estimates.

DISPATCH AUTO PARTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

●	Basis of consolidation

The unaudited condensed consolidated financial statements include the financial statements of the Company and its subsidiaries, Lv Bao and Li Bao.

All significant inter-company balances and transactions within the Company and subsidiaries have been eliminated upon consolidation.

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

●	Billed and unbilled accounts receivable

The Company generally bills its customers under its long term contracts pursuant to billing schedules contained in the contracts or, upon completion of agreed milestones or deliveries, with each milestone or delivery typically having a value specified in the contract. Unbilled accounts receivable comprise principally amounts of revenue recognized on contracts for which invoices have not been issued. It is expected that all unbilled accounts receivable balances will be billed in the next twelve months.

●	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Depreciable life	Residual value

Leasehold improvement	10 years	5%
Plant and machinery	10 years	5%
Motor vehicles	10 years	5%
Office equipment	5 years	5%

Expenditure for maintenance and repairs is expensed as incurred.

●	Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of’, a long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.

DISPATCH AUTO PARTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

●	Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. The Company assesses collectibility based upon our clients’ financial condition and prior payment history, as well as our performance under the contract. The Company recognizes these revenues in the month that the service is provided.

(a) Contract revenue

The Company applies the percentage-of-completion method under SOP 81-1 “Accounting for Performance of Construction-Type and Production-Type Contracts”, to recognize revenues for landscape design and engineering projects that require significant modification or customization subject to the customers. The Company records a provision in those instances in which the Company believe a contract will probably generate a net loss and the Company can reasonably estimate this loss. If the Company cannot reasonably estimate the loss, the Company limits the amount of revenue that the Company recognizes to the costs the Company has incurred, until the Company can estimate the total loss. Advance payments from customers and amounts billed to clients in excess of revenue recognized are recorded as deferred revenue.

(b) Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

●	Cost of revenue

Cost of revenue primarily includes purchase of raw materials, sub-contracting charges and direct overhead.

●	Income taxes

The Company accounts for income taxes in interim periods as required by Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” and as interpreted by FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods”. The Company has determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during the Company’s fiscal year to the Company’s best current estimate.

The estimated annual effective tax rate is applied to the -to-date ordinary income (or loss) at the end of the interim period.

●	Comprehensive income

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during the period from non-owner sources. Accumulated comprehensive income consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

DISPATCH AUTO PARTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

●	Net income per share

The Company calculates net income per share in accordance with SFAS No. 128, “Earnings per Share”. Basic net income per share is computed by dividing the net (loss) income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

●	Foreign currencies translation

The reporting currency of the Company is the United States dollar (“U.S. dollars”). Transactions denominated in currencies other than U.S. dollar at the average rate for the period. Monetary assets and liabilities denominated in currencies other than U.S. dollar are translated into U.S. dollar at the rates of exchange ruling at the balance sheet date. The resulting exchange differences are recorded in the other expenses in the condensed consolidated statement of operation and comprehensive income.

The Company’s subsidiary maintains its books and records in its local currency, the Renminbi Yuan (“RMB”), which is functional currency as being the primary currency of the economic environment in which its operations are conducted. In general, for consolidation purposes, the Company translates the subsidiary’s assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of operations is translated at average exchange rates during the reporting period. Adjustments resulting from the translation of the subsidiary’s financial statements are recorded as accumulated other comprehensive income.

●	Stock-based compensation

The Company adopts SFAS No. 123R,“Accounting for Stock-Based Compensation” using the fair value method. Under SFAS No. 123R, stock-based compensation expense is measured at the grant date based on the value of the option or restricted stock and is recognized as expense, less expected forfeitures, over the requisite service period, which is generally the vesting period.

●	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

●	Segment reporting

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in one reportable segment.

DISPATCH AUTO PARTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

●	Fair value of financial instruments

The Company values its financial instruments as required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The estimates presented herein are not necessarily indicative of amounts that the Company could realize in a current market exchange.

The Company’s financial instruments primarily include cash and cash equivalents, billed and unbilled accounts receivable, prepayments and deposits, other payables and accrued liabilities, amount due to stockholders and deferred tax liabilities.

As of the balance sheet date, the estimated fair values of financial instruments were not materially different from their carrying values as presented due to short maturities of these instruments.

●	Recently issued accounting standards

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. Management is currently evaluating the impact of SFAS 159, if any, on the Company’s financial statements.

NOTE 4 BILLED ACCOUNTS RECEIVABLE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, management has determined that no allowance for doubtful accounts is required as of March 31, 2007 and 2006, respectively.

DISPATCH AUTO PARTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 5 PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, as of March 31, 2007 consist of the following:

March 31, 2007

Leasehold improvement	$161,255
Plant and machinery	450,504
Motor vehicles	41,472
Office equipment	193,354
846,585
Less: accumulated depreciation	(355,201)
Property, plant and equipment, net	$491,384

Depreciation expense for the nine months ended March 31, 2007 and 2006 were $78,909 and $63,909, respectively.

NOTE 6 OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities as of March 31, 2007 consist of the following:

March 31, 2007

Government levy payable	$3,291
Accrued contract costs	403,778
Accrued expenses	49,962
$457,031

NOTE 7 AMOUNT DUE TO STOCKHOLDERS

The amount due to stockholders represented unsecured advances which are interest-free and repayable in next twelve months.

DISPATCH AUTO PARTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 8 INCOME TAXES

	Nine months ended March 31,
	2007	2006

Current tax	$138,639	$165,424
Deferred tax	74,360	15,585
Income tax expense	$212,999	$181,009

The Company is registered in the United States of America and has operations in 2 tax jurisdictions: the United States of America and the PRC. The operation in the United States of America has incurred net operating losses for income tax purposes. The Company generated substantially its net income from its PRC operation through the subsidiaries in the PRC and has recorded income tax provision for the nine months ended March 31, 2007 and 2006.

The components of income before income taxes separating U.S. and PRC operations are as follows:

	Nine months ended March 31,
	2007	2006

Loss subject to U.S. operation	$(223,200)	$-
Income subject to PRC operation	726,513	379,837
Income before income taxes	$503,313	$379,837

United States of America

The Company is registered in the State of Florida and is subjected to United States of America tax law.

As of March 31, 2007, the U.S. operation had $223,200 of net operating losses available for federal tax purposes, which are available to offset future taxable income. The net operating loss carry forwards begin to expire in 2027. The Company has provided for a full valuation allowance for any future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

All the Company’s PRC subsidiaries are subjected to the Enterprise Income Tax governed by the Income Tax Law of the People’s Republic of China. Under the PRC Income Tax Laws, both companies are generally subject to enterprise income tax (“EIT”) at a statutory rate of 33% (30% national income tax plus 3% local income tax).

DISPATCH AUTO PARTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes stated in the consolidated statements of operations for the nine months ended March 31, 2007 and 2006 are as follows:

	Nine months ended March 31,
	2007	2006

Income before income taxes	$726,513	$379,837
Statutory income tax rate	33%	33%
	239,749	125,346
Less: items not subject to tax purpose
- Adjusted taxable loss	1,692	-
- Permanent book-tax differences	25,058	55,663
Income tax expenses	$212,999	$181,009

The following table sets forth the significant components of the aggregate net deferred tax (liabilities)/ assets of the Company as of March 31, 2007:

March 31, 2007
Deferred tax assets:
Depreciation	$21,505
Accrued liabilities	201,509
Net operating loss carryforwards	78,120
Total deferred tax assets	301,134

Deferred tax liabilities:
Unbilled accounts receivable	(183,428)

Less: valuation allowance	(78,120)

Net deferred tax assets	$39,586

NOTE 9 STOCK-BASED COMPENSATION

On January 26, 2007, the Company issued 1,000,000 shares of common stock for business advisory services to Greentree Financial Group, Inc, in a term of 2 s ending June 30, 2008. The fair value of this stock issuance was determined using the fair value of the Company’s common stock on the grant date, at a price of $0.51 per share. The Company calculated the stock-based compensation cost of $510,000 and recognized $210,000 to the consolidated statements of operations for the nine months ended March 31, 2007. As of March 31, 2007, the unrecognized cost is recorded as deferred compensation amounting to $300,000.

DISPATCH AUTO PARTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 10 CONCENTRATION AND RISK

(a)  Major customers and vendors

For the nine months ended March 31, 2007 and 2006, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues and purchases were derived from customers and vendors located in the PRC.

For the nine months ended March 31, 2007, customers and vendors who accounted for 10% or more of revenues and purchases are presented as follows:

Customers	Revenues	Percentage of revenues		Accounts Receivable
Customer A	$708,203	29%		$-
Customer B	410,771	17%		-
Customer C	388,852	16%		-
Customer D	300,608	12%		-
Customer E	283,993	12%		-

Total:	$2,092,427	86%	Total:	$-

Vendors	Purchases	Percentage of purchases		Accounts payable

Vendor A	$883,469	56%		$-
Vendor B	495,561	32%		-
Total:	$1,379,030	88%	Total:	$-

For the nine months ended March 31, 2006, customers and vendors who accounted for 10% or more of revenues and purchases are presented as follows:

Customers	Revenues	Percentage of revenues		Accounts receivable
Customer A	$602,946	35%		$-
Customer B	410,824	24%		-
Customer C	293,444	17%		-
Customer D	220,275	13%		134,854
Customer E	212,552	11%		264,304

Total:	$1,740,041	100%	Total:	$399,158
Vendors	Purchases	Percentage of purchases		Accounts payable

Vendor A	$722,594	56%		$-
Vendor B	405,322	32%		-
Total:	$1,127,916	88%	Total:	$-

(b) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATION

As used herein the terms "we", "us", "our," the “Registrant,” “DPPT” and the "Company" means, Dispatch Auto Parts Inc., a Florida corporation. These terms also refer to our subsidiary corporations, Shaanxi Lv Bao Environmental Eco Industry Management Ltd. ("Lv Bao"), and Shaanxi Li Bao Sheng Tai Ke Ji Gu Fen You Xian Gong Si (“Li Bao”), both of which organized and existing under the laws of the Peoples’ Republic of China acquired in February 2007.

GENERAL DESCRIPTION OF BUSINESS

We were incorporated on September 14, 1989 under the name First New York Investment, Inc. On November 25, 1996, we filed an amendment to the Articles of Incorporation with the Secretary of State of Florida to change the corporate name to Computer Access International, Inc. On or about March 4, 2005, we formed a wholly-owned subsidiary, Dispatch Auto Parts II, Inc. ("Dispatch II") and invested $6,000 to pay for Dispatch II's organizational expenses and funding of the initial operations of Dispatch II. After the incorporation, we changed our corporate name to Dispatch Auto Parts, Inc. and began the wholesale business for automotive parts and accessories. Dispatch II was disposed on February 14, 2007 pursuant to the agreement between us, Dispatch II and Daniel Slocum, our former president.

     On November 8, 2006, DPPT (acquiree) executed a Plan of Exchange with Lv Bao (acquirer), the shareholders of Lv Bao and the Majority Shareholder of the DPPT, pursuant to which DPPT issued the new 26,000,000 investment shares of Common Stock and 100,000 shares of our Preferred Stock to the Lv Bao shareholders pursuant to Regulation S under the Securities Act of 1933, as amended, in exchange for all of their shares of registered capital of Lv Bao. As a result, Lv Bao, and its 93.57%-owned subsidiary, Lv Bao, became the subsidiaries of DPPT. The transaction was treated for accounting purposes as a capital transaction and recapitalization by the accounting acquirer and as a re-organization by the accounting acquiree.

Since the completion of the Plan of Exchange, which was on February 6, 2007, we have continued operations of Lv Bao. We were engaged in landscape engineering advisory services since January 2004. We have fourteen years experiences in urban landscaping industry. The landscaping projects cover public parks, memorials, convention centers, squares, hotels, highway's side view, and so on, some of which were granted as landmarks in the local cities. Technology application and improvement is the key for us in marketing. Currently, we are holding the leadership in Xi'an city amongst the non-state-owned corporations.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007

The following discussion should be read in conjunction with the consolidated financial statements included in this report and is qualified in its entirety by the foregoing.

FORWARD LOOKING STATEMENTS

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis" and the Notes to Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements.

CRITICAL ACCOUNTING POLICIES

Revenue recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. We assess collectibility based upon the clients’ financial condition and prior payment history, as well as our performance under the contract. We recognize these revenues in the month that the service is provided.

(a) Contract revenue

We apply the percentage-of-completion method under SOP 81-1 “Accounting for Performance of Construction-Type and Production-Type Contracts”, to recognize revenues for landscape design and engineering projects that require significant modification or customization subject to the customers. We record a provision in those instances in which we believe a contract will probably generate a net loss and we can reasonably estimate this loss. If we cannot reasonably estimate the loss, we limit the amount of revenue that we recognize to the costs we have incurred, until we can estimate the total loss. Advance payments from customers and amounts billed to clients in excess of revenue recognized are recorded as deferred revenue.

(b) Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

Billed and unbilled accounts receivable

We generally bill our customers under its long term contracts pursuant to billing schedules contained in the contracts or, upon completion of agreed milestones or deliveries, with each milestone or delivery typically having a value specified in the contract. Unbilled accounts receivable comprise principally amounts of revenue recognized on contracts for which invoices have not been issued. It is expected that all unbilled accounts receivable balances will be billed in the next 12 months.

Property, Plant, and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Depreciable life	Residual value

Leasehold improvement	10 years	5%
Plant and machinery	10 years	5%
Motor vehicles	10 years	5%
Office equipment	5 years	5%

Expenditure for maintenance and repairs is expensed as incurred.

Revenues

Net revenues were $385,966 and $2,447,211 for the three months and nine months ended March 31, 2007, respectively, compared to net revenues of $341,197 and $1,740,041 for the three months and nine months ended March 31, 2006, respectively. The sales revenues were due primarily to the landscape design and engineering projects. We applied the percentage-of-completion method to recognize revenues for landscape design and engineering projects that require significant modification or customization subject to the customers. During the nine months ended March 31, 2007, approximately 86% of the revenues were due to five landscape engineering projects signed in 2006, two of which were completed and the other three projects were expected to be completed in 2007. We expect sales to increase during 2007 as we have another two new projects with total contract amount of approximately $2,000,000 signed in this quarter.

Income / Loss

We had net loss of $48,155 and net income of $263,427 for the three months and nine months ended March 31, 2007, respectively, compared to net incomes of $45,896 and $186,043 for the three months and nine months ended March 31, 2006, respectively. The net loss for the three months ended March 31, 2007 due primarily to the non-cash consulting expenses, which were $60,000 for the three months ended March 31, 2007. The non-cash consulting expenses were the result of the issuance of 1,000,000 shares of common stock for services. The shares were valued based on the market price on the date of the stock grant, resulting in total expenses of $510,000 for services rendered, which was booked pro rata within the relative service periods. The net income for the nine months ended March 31, 2007 was primarily attributable to the good profit margin in landscape engineering projects. The gross profits sufficiently covered the operating expenses in this period.

We expect to maintain profitability during fiscal year 2007 due to the contracts signed in this quarter, which amount is approximately 36% of the total contracts amount in the calendar year of 2006. However, we have no responsibility to guarantee the profitability, or the growth of any revenue in the future.

Expenses

Operating expenses for the three months and nine months ended March 31, 2007 were $107,301 and $370,992, respectively, compared to operating expenses of $13,983 and $73,632 for the three months and nine months ended March 31, 2006, respectively. The high operating expenses in the fiscal year of 2007 were due primarily to the non-cash consulting expenses, which were $60,000 and $210,000 for the three months and nine months ended March 31, 2007, respectively. The non-cash consulting expenses were the result of the issuance of 1,000,000 shares of common stock for services. The shares were valued based on the market price on the date of the stock grant, resulting in total expenses of $510,000 for services rendered, and booked pro rata due to the service periods.

Cost of Revenue

Cost of revenue primarily includes purchase of raw materials, sub-contracting charges and direct overhead. Direct labor would be examples of cost of revenue. During the three months and nine months ended March 31, 2007, we had cost of revenues of $241,609, or approximately 63% of revenues, and $1,573,202, or approximately 63% of revenues, respectively, versus cost of revenues of $221,094, or approximately 65% of revenues, and $1,286,730, or approximately 74% of revenues, during the three months and nine months ended March 31, 2006, respectively. The cost of revenue as a percentage of revenue was fair stable during the three-month and nine-month periods ended March 31, 2007 and the comparative periods in the previous year primarily attributable to the stable price in the cost components. We expect to lower the cost of revenue by devoting more time to consulting services in the future.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during the three-month and nine-month periods ended March 31, 2007 and the comparative periods in the previous period. We believe that we can offset inflationary increases in the cost of revenue by increasing revenue and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows provided by operating activities were $516,773 for the nine months ended March 31, 2007, compared to cash flows used in operating activities were $453,926 for the nine months ended March 31, 2006. Cash flows from operations during the nine months ended March 31, 2007 were due primarily to the net income of $263,427, the collection of billed accounts receivable by $260,856, less an increase in unbilled accounts receivable of $671,991 and the increase in other payables and accrued liabilities by $421,735, partially offset by the increase in unbilled accounts receivable by $671,991 during the nine months ended March 31, 2007.

Cash flows used in investing activities were $163,958 and $132,587 for the nine months ended March 31, 2007 and 2006, respectively, which were due primarily to the purchase of property and equipment during both periods.

Cash flows provided by financing activities were $749,668 and $712,412 for the nine months ended March 31, 2007 and 2006, respectively, which due primarily to the contribution from stockholders and cash from consolidation of subsidiaries for both comparative periods.

We project that we will need additional capital to fund operations over the next 12 months. We anticipate that we will need an additional $1,500,000 in working capital during 2007 and $2,000,000 for the two years thereafter.

Overall, we have funded its cash needs during nine months ended March 31, 2007 from the receipt of revenues and contribution from shareholders. If we are unable to maintain profitability, we may need to rely on financing from related parties and outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on consolidated operations and consolidated financial condition.

We had cash of $1,711,870 on hand and a working capital of $1,975,849 as of March 31, 2007. Currently, we have enough cash to fund its operations for about six months. This is based on current cash flows from operating activities and projected revenues. However, if the projected revenues fall short of needed capital we may not be able to sustain its capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $1,500,000 to sustain operations through year 2007 and approximately $2,000,000 per year thereafter. Modifications to our business plans may require additional capital to operate. For example, if we are unable to raise additional capital in the future we may need to curtail is number of projects offers or limit its marketing efforts to the most profitable geographical areas. This may result in lower revenues and our market share. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable.

On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, and additional infusions of capital and debt financing. Our current capital and revenues are insufficient to fund such expansion. If we choose to launch such an expansion campaign, we will require substantially more capital. The funds raised from this offering will also be used to market our products and services as well as expand operations and contribute to working capital. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected and we will have to significantly modify its plans. For example, if we are unable to raise sufficient capital to develop its business plan, we may need to limit our future marketing efforts to areas that we believe would be the most profitable.

Demand for the products and services will be dependent on, among other things, market acceptance of our products, landscaping market in general, and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of our activities is the receipt of revenues from the landscape design and engineering projects, our business operations may be adversely affected by our competitors and prolonged recession periods.

Our success will be dependent upon implementing its plan of operations and the risks associated with its business plans. We were engaged in landscape engineering advisory service. We plan to strengthen our position in landscaping markets. We also plan to expand its operations through aggressively marketing its projects.

ITEM 3. CONTROLS AND PROCEDURES.

    We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and its Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures. Our controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

    As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any pending or threatened legal proceedings, in which we are involved. In addition, we are not aware of any pending or threatened legal proceedings in which entities affiliated with our officers, directors or beneficial owners are involved.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 26, 2007, we issued 1,000,000 shares of common stock for business advisory services to Greentree Financial Group, Inc., in a term of two years ending June 30, 2008. The fair value of this stock issuance was determined using the fair value of our common stock on the grant date, at a price of $0.51 per share. We calculated a stock-based compensation cost of total $510,000 and recognized $210,000 to the consolidated statement of operations for the nine months ended March 31, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

     A preliminary Schedule 14C information statement was filed with the Securities and Exchange Commission to disclose a proposed corporate name change. We expect a definitive Schedule 14C to be filed with the Securities and Exchange Commission and mailed to our shareholders during the fourth quarter of fiscal year of 2006.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(1)	Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits Beginning on page 8 of this Form 10-QSB, which is incorporated herein by reference.

       Reports on Form 8-K filed

(1)
On January 22, 2007, we filed an 8-K report under Item 5.02, Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers reporting the new appointments of our officers and directors.

(2)	On February 16, 2007, we filed an 8-K report under Item 2.01 Completion of Acquisition or Disposition of Assets reporting the vend out of one of our subsidiaries.

(3)
On February 16, 2007, we filed an 8-K report under Item 2.01, Completion of Acquisition or Disposition of Assets reporting the closing of Plan of Exchange, date November 8, 2006 and changes in our control.

(4)	On April 30, 2007, we filed an amendment to the 8-K report dated February 16, 2007 to report the audited and Pro Forma Financial Statements of Lv Bao.

(5)	On April 30, 2007, we filed an 8-K report under Item 4.01 Changes in Registrant’s Certifying Accountant reporting the changes in our certifying accountant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

DISPATCH AUTO PARTS, INC.

Date: May 20, 2007	By:	/s/ Liu, Sheng Li
Liu, Sheng Li President

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002