Form 10KSB
period 2007-06-30
DISPATCH AUTO PARTS, INC.
filed 2007-10-15
CIK 1352419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-KSB
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the annual period ended: June 30, 2007
Commission File Number: 000-51818
DISPATCH AUTO PARTS, INC. (Exact name of registrant as specified in its charter.)

Florida (State of other jurisdiction of incorporation or organization)	20-4200300 (I.R.S. Employer Identification No.)

4th/Fl, Block A, 12 Xiang Zi Miao Street, Bei Lin Qu Xi'an, Shaanxi Province, P.R.China (Address of principal executive offices)

(954) 424-2345 (Registrant’s telephone number including area code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form 10-KSB. ☒

State issuer's net revenues for its most recent fiscal year: $3,979,748

As of September 21, 2007, there were 30,662,114 common shares outstanding and the aggregate market value of the common shares (based upon the close price of $.51 reported by brokers) held by non-affiliates was approximately $10,505,328.

Transitional Small Business Disclosure Format (check one): Yes ☐ No☒

Number of shares of common stock outstanding as of September 21, 2007:30,662,114
Number of shares of preferred stock outstanding as of September 21, 2007:     100,000

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

As used herein the terms "we", "us", "our", the “Registrant”, “DPPT” and the "Company" means, Dispatch Auto Parts Inc., a Florida corporation. These terms also refer to our subsidiary corporations, Shaanxi Lv Bao Environmental Eco Industry Management Ltd. ("Lv Bao"), and Shaanxi Li Bao Sheng Tai Ke Ji Gu Fen You Xian Gong Si (“Li Bao”), both of which organized and existing under the laws of the Peoples’ Republic of China acquired in February 2007.

GENERAL

Dispatch Auto Parts, Inc. (the “Company” or “DPPT”) was incorporated on September 14, 1989 in the State of Florida in name of First New York Investment, Inc. On November 25, 1996, the Company filed an amendment to the Articles of Incorporation with the Secretary of State of Florida to change the corporate name to "Computer Access International, Inc.". On March 31, 2005, the Company changed its name to "Dispatch Auto Parts Inc.". DPPT is a holding company whose primary business operations are conducted by through its sole operating subsidiary.

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

Li Bao was formed to engage in the trees and lawn plantation for outdoor landscape and provide the landscape construction advisory service. In January 2004, Li Bao spun off its trees and lawn plantation business and since then, Li Bao only engages in landscape construction advisory service.

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

In addition, the subsidiary of DPPT engaged in wholesale of auto parts and accessories was disposed on February 14, 2007 pursuant to the agreement between DPPT, Dispatch II and Daniel Slocum, the former president of DPPT. As a result, DPPT changed its business into landscape construction and related services completely.

DPPT, Lv Bao and Li Bao are hereinafter referred to as (the “Company”).

The Company is experienced in urban landscaping industry. The landscaping projects include landscape construction and maintenance for public parks, communities, schools, memorials, convention centers, squares, hotels, highway's side view, and so on, some of which were granted as landmarks in the local cities. The detailed services cover:

•	gardeners
•	landscape contractors
•	landscape architects
•	irrigation experts
•	pest management professionals/applicators
•	arborists
•	sod growers
•	golf course maintenance staff and suppliers
•	groundskeepers
•	botanical gardens

Before the commencement of the landscape construction, the Company will provide the clients with floor plans, effect layout, and construction blueprint, and get the approval for their design from the clients. The Company has its own designers experienced in landscaping. The effects from humanism, history and local climate will be integrated in the design. The Company also has self-owned equipments for the landscape construction and maintenance projects, including five large tractors, two lawn mowers, three automatic sprinkling irrigators, one compactor, two watering trucks, two separating-sowing machines, drilling machines and various trucks for different functions. Attributed to the Company's competence and reputation, the Company has 20% market shares in Xi An City and 8% market shares in Northwest China, per the comprehensive evaluation from Shaanxi Construction Bureau in 2006.

Currently, the major clients the Company has include Shaanxi Xi Han Highway Ltd., Xi An Chan Ba Eco-Landscaping Development Ltd., Xi An Hua Heng Real Estate Ltd., Shaanxi Jing He Development Zone Management Committee, Zhong Hang Group, from which the Company earned approximately 85% of the total revenues in the fiscal year of 2006.

Marketing opportunities

Rapid Urbanization in China

The open door policy has triggered China's economic progress and urbanization in the past two decades. According to the "Report on economic and social development between the 16th and 17th National Congress of the Communist Party of China VII: Urban socio-economic development in harmony," (the “Report”) issued by National Bureau of Statistics on September 26, there were a total of 661 cities in China in 2006. There is a gross urban population of 577 million people, accounting for 43.9% of the country's total population. The urbanization ratio in eastern, central and western China was 54.6%, 40.4%, and 35.7%.

With the accelerated pace of industrialization, China's level of urbanization also rose. In 2006, the gross urban population was 577.1 million people, accounting for 43.9% of country's total population. The level of urbanization was 4.8 percentage points higher than in 2002. In regional terms, the urbanization ratio of the eastern, central and western China was 54.6%, 40.4% and 35.7% in 2006. From a regional perspective, Shanghai had the highest urbanization level, with a ratio of 88.7%, followed by Beijing and Tianjin at 84.3% and 75.7%.

In 2006, China had a total of 661 cities, including 287 cities at prefecture level or above – eight more than there were in 2002. The GDP of the cities at prefecture level or above (counties under city administration excluded) increased from RMB 6.4 trillion in 2002 to RMB 13.2 trillion in 2006 - increasing 1.1 times. The proportion to the country's total GDP also rose from 53.4% in 2002 to 63.2% in 2006. A total of 30 cities reported a GDP over RMB 100 billion – 18 more than in 2002. Of these 30, 12 cities reported a GDP greater than RMB 200 billion. Local revenue of cities at prefecture level or above (counties under city administration excluded), in 2006, reached RMB 1.1 trillion, an increase of 1.1 times over 2002; and accounts for 59.3% of the country's total local revenue.

Modernity sweeps across China beyond the coastal boomtowns deep into the countryside. As a result, the demand for urban landscape increases dramatically in China.

City Clusters Leading Development

A system of urban development in China gradually takes shape. Apart from the city clusters in the Yangtze River Delta, the Pearl River Delta, and the Bohai Sea region, China has witnessed the establishment of eight new city clusters, one of which is Central Shaaxi province, the location of the Company.

The GDP in Shaaxi province for 2005 was RMB 367.475 billion, up 12.6% from the previous year. The per capita GDP stood at RMB 9,844, up 12.2%. The primary industry yielded a value added of RMB 41.86 billion, 7.9% more than that of the previous year; the secondary industry, RMB 184.897 billion, a growth of 15.9%; the tertiary industry, RMB 140.718 billion, a growth of 10%. The GDP ratio of the three sectors was 11.4 : 50.3 : 38.3. Provincial revenue was RMB 52.86 billion, an increase of 27.2% over the previous year. Provincial expenditure was RMB 64.11 billion, a growth of 24.2%. CPI was up 1.2% from the previous year. Fixed asset investment was valued at RMB 198.052 billion, up 28.3% from the previous year. (source: www.china.gov.cn) As the city clusters in central Shaaxi province to grow, the need for a healthy, growing green infrastructure will necessitate an urban landscape Industry. The urban landscape Industry creates this huge economic impact while providing a tremendous environmental benefit, mitigating the effects of intensive urban living.

Advocacy for Garden City

Current development forces in China are characterized by a steady population growth, an ongoing urbanization of the former agriculturally-based population, an aggressive economic growth and a rapid motorization, of which economic forces become increasingly decisive in the process of urbanization, giving impetus particularly to the growth of the large cities. At the same time, there is no comprehensive regional planning, nor national land development approach. The consequence threatens to be a scattered low-density urbanization of the countryside and a fast, uncontrolled and uncoordinated growth of the large city regions. The conflict caught Chinese government's high attention. In order to build up a suitable environment for inhabitants, garden city construction is included in local government's agenda. It is also one of the measurements to evaluate local government's performance.

According to the Report, green environment is gradually forming. The rate of green space coverage has reached 35.1%. There are 6.8 square meters of green space per capita.

In late 2006, the area of green space and parks in cities at prefecture level or above (counties under administration of cities excluded) totaled 250,000 hectares. Per capita green space exceeded 6.8 square meters. Newly constructed urban green spaces spanned 920,000 hectares; and increased by 321,000 hectares. The coverage rate of green space reached 35.1%, up 4.7 percentage points. By the end of 2006, 45 cities were granted the title of "national garden city" by the Ministry of Construction.

Of the 559 cities under the monitoring of the State Environmental Protection Administration, 24 met grade one air quality standards (4.3%); 325 met grade two standards (58.1%); 160 met grade three standard (28.6%); and 50 were below grade three standards (9.0%). At of the end of 2006, China identified 60 national environmental model cities, and five national environmental protection model districts. Thirteen cities were awarded "Human Habitat Environment Prizes" issued by the State Environmental Protection Administration.

Increase in Urban Landscape Investment

The total investment in urban landscape was approximately $14.8 billion from Chinese government from 2001 to 2005, increasing by approximately 113% compared to the previous five-year period. (source: Xinhua) Chinese government also encourages enterprises investing more in urban landscape construction by allowing them to name the invested landscape. In addition, a capital raising system for urban landscape is forming, which is secured by government funds.

Motivation by 2008 Olympic Games

After China won the Olympic bid, it promised to make Beijing an "ecological city" with "green hills, clear water, grass-covered ground, and blue sky". Since then the city has spent 100 billion yuan (12.5 billion US dollars) on planting trees and curbing polluting industries, according to the State Environmental Protection Administration of China. Heavy polluters like the Capital Iron and Steel Group were moved out of the capital and 200 small and medium-sized firms had been shut down. The city has also phased out over 30,000 old taxies and 3,900 old diesel-powered buses that do not meet environmental standards. (source: People Daily Online). Consequentially, the influence from 2008 Olympic Games will be spread throughout China since the Olympic Games has been widely regarded as an opportunity to showcase China to the world. According to a recent industry survey jointly conducted by the Pacific Asia Travel Association (PATA) and Visa International Asia Pacific, the Beijing 2008 Olympic Games will be a spur to Asia's tourism industry as many people looking to attend the event also plan to spend time exploring other parts of China and Asia. It was reported that almost nine out of 10 people planning to visit Beijing for the Olympics will visit other Chinese cities if time permits. As the image of a city, urban landscape becomes more and more important for the local government.

Marketing Strategy

    The Company expects to enhance its market shares in the northwest China via following marketing strategies. Currently, the development in northwest China concentrates on Central Shaanxi Province, which is considered one of eight new city clusters in China, in addition to the existing city clusters in the Yangtze River Delta, the Pearl River Delta, and the Bohai Sea region.

    The GDP in Shaaxi province for 2005 was RMB 367.475 billion, up 12.6% from the previous year. The per capita GDP stood at RMB 9,844, up 12.2%. The primary industry yielded a value added of RMB 41.86 billion, 7.9% more than that of the previous year; the secondary industry, RMB 184.897 billion, a growth of 15.9%; the tertiary industry, RMB 140.718 billion, a growth of 10%. The GDP ratio of the three sectors was 11.4 : 50.3 : 38.3. Provincial revenue was RMB 52.86 billion, an increase of 27.2% over the previous year. Provincial expenditure was RMB 64.11 billion, a growth of 24.2%. CPI was up 1.2% from the previous year. Fixed asset investment was valued at RMB 198.052 billion, up 28.3% from the previous year. (source: www.china.gov.cn) As the city clusters in central Shaaxi province to grow, the need for a healthy, growing green infrastructure will necessitate an urban landscape Industry. The urban landscape Industry creates this huge economic impact while providing a tremendous environmental benefit, mitigating the effects of intensive urban living.

    Improving technologies. Technology application and improvement is the key for the company in marketing. In order to maintain the leading position in landscaping industry in Northwest China, that is 20% market shares in Xi An City and 8% market shares in Northwest China, per the comprehensive evaluation from Shaanxi Construction Bureau in 2006, the Company keeps a long-term relationship with local research institutes and universities, such as Northwest University, Northwest Science and Agriculture University, Technical Advice Unit of Shaanxi Forestry Bureau. The cooperation between the Company and these research institutes and universities includes technical training, exchange of expertise, projects for ecological forest study. The Company also retains foreign experts for short-term supervision. The expenses in research and development every year are approximately 6% of revenues.

    Seeking for supports from local government. The local government in Xi An, the city where the Company is located, targets to turn Xi An into a garden city within three years. In order to reach this goal, the government encourages enterprises to invest in urban landscape and support the competent companies to engage in urban landscaping industry. In addition, the government plans to build up approximately 175 small-size squares all over the city. The Company is expected to be supported by the local government due to its high reputation, professional design, quality control and management. More than 10 projects constructed and managed by the Company have been awarded as "Excellent Model" by the city government, which include Landscaping for Yin Chuan Ming Cui Lake Eco Resorts, Landscaping for South Campus of Northwest University, Landscaping for Shaanxi Jing He Development Zone, and so on.

    Seeking for strategic partners. In order to lower the construction cost of urban landscaping projects and ensure the diversity of plant species, the Company intends to enter into collaborative arrangements with local farmers. The Company will introduce good species to the farmers and send technicians for the training. For example, the Company owns the techniques for walnut transplanting and seed renovation, which will increase the successful rate for walnut transplanting by more than 94%. In order to popularize these techniques, the Company cooperates with local farmer associates, through which the farmers are educated and encouraged to try the new technology. The cooperation with local farmers provides the Company with multiply channels for abundant supplies.

Competition

The Company is subject to intensive competition in urban landscaping industry. No entity, including the Company, currently dominates the urban landscaping industry and the Company does not believe that one organization has the capability to serve the entire market. Many competitors possess greater financial, managerial and technical resources and high reputations, all of which put the Company at a competitive disadvantage. The competitors may be in a position to devote greater resources in the sales, marketing, and projects management and therefore considerably impact the Company's ability to successfully in marketing.

Government Regulation

Our landscape design, construction and maintenance projects are subject to many federal, state and local requirements relating to the protection of the environment and we use environmentally sensitive materials in our maintenance processes. For example, we employ chemical materials to treat some of our products. We believe that we operate our business in material compliance with all environmental laws and regulations, do not anticipate any material expenditure in order to meet environmental requirements and do not believe that future compliance with such laws and regulations will have a material adverse effect on our financial condition or results of operations. However, we could incur operating costs or capital expenditures in complying with more stringent environmental requirements in the future or with current requirements if they are applied to our facilities in a way we do not anticipate.

Our operations are also governed by many other laws and regulations covering our labor relationships, the zoning of our facilities, our general business practices and other matters. We believe that we are in material compliance with these laws and regulations and do not believe that future compliance with such laws and regulations will have a material adverse effect on our financial condition or results of operations.

Risk Factors

There are a number of important factors that could cause our actual results to differ materially from those that are indicated by forward-looking statements. Those factors include, without limitation, those listed below and elsewhere herein.

Changes in governmental policies could reduce demand for the Company’s services

Most of the Company’s business is driven by governmental policies and the supports from the local government. Any changes in governmental policies regarding the funding or enforcement would have an adverse impact on the Company’s revenues. Also, reduced spending by governments may increase competition within the Company's industry which may directly affect future revenue and profits.

As a government contractor, the Company is subject to a number of procurement laws and regulations, as well as government agency audits. Any violation of these laws could result in economic harm to the Company’s operations

The Company must comply with certain laws relating to the procurement and administration of government contracts.  These laws impact how the Company does business with government clients and can increase the cost of doing business. Government agencies as well as numerous local agencies routinely audit government contractors and their performance under specific contracts to determine if a contractor’s cost structure is compliant with applicable laws and regulations.

The Company depends on government work for a significant portion of its revenues. The Company’s inability to win or renew government contracts during procurement cycles could significantly reduce Company profits

The Company significantly depends on government work for its revenues. An inability to win or renew government contracts would adversely affect operations and significantly reduce profits. Government contracts are typically awarded through a highly regulated procurement process. However, the state-owned companies take the priority in most government projects. In addition, some government contracts are awarded to multiple competitors, causing increased competition and downward pricing pressure. This may lead to increased pressure to control costs. If the Company cannot reduce or control costs on these contracts, losses may occur.

The use of percentage of completion method of accounting could result in a reduction or reversal of previously recorded revenues and profits.

A portion of the Company’s revenues and profits are measured and recognized using the percentage of completion method of accounting which is discussed further in Note 2 of the Audited Consolidated Financial Statements. The use of this method results in the recognition of revenues and profits ratably over the life of a contract. The effect of revisions to revenues and estimated costs is recorded when the amounts are known or can be reasonably estimated. Such revisions could occur in any period and their effects could be material. Although the Company has historically been able to make reasonably accurate estimates of work progress, the uncertainties inherent in the estimating process make it possible for actual costs to vary from estimates in a material amount, including reductions or reversals of previously recorded revenues and profits.

We will need additional capital in the future. If additional capital is not available, we may be forced to delay or curtail the development of our product candidates.

We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $1,500,000 in working capital during 2007 and $2,000,000 for the two years thereafter.Our requirements for additional capital could be substantial and will depend on many other factors, including:

•	payments received under future collaborative partner agreements;

•	continued progress of research and development;

•	our ability to win or renew government contracts;

•	development of marketing capabilities; and

We have no significant committed sources of additional capital. To the extent our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds to enhance our ability to win or renew the contracts. We cannot assure you that funds will be available on favorable terms, if at all. To the extent we raise additional capital through the sale of securities, the issuance of those securities could result in dilution to our stockholders. In addition, if we obtain debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. If adequate funds are not available, we may be required to curtail significantly our development.

Our assets are located in China and its revenues are derived from its operations in China

In terms of industry regulations and policies, the economy of China has been transitioning from a planned economy to market oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reforms, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China are still owned by the Chinese government. For example, all lands are state owned and are leased to business entities or individuals through governmental granting of State-owned Land Use Rights. The granting process is typically based on government policies at the time of granting and it could be lengthy and complex. This process may adversely affect our company’s future manufacturing expansions. The Chinese government also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency and providing preferential treatment to particular industries or companies. Uncertainties may arise with changing of governmental policies and measures. At present, our company’s development of research and development technologies and products is subject to approvals from the relevant government authorities in China. Such governmental approval processes are typically lengthy and complex, and never certain to be obtained.

Political and economic risks

China is a developing country with a young market economic system overshadowed by the state. Its political and economic systems are very different from the more developed countries and are still in the stage of change. China also faces many social, economic and political challenges that may produce major shocks and instabilities and even crises, in both its domestic arena and in its relationship with other countries, including but not limited to the United States. Such shocks, instabilities and crises may in turn significantly and adversely affect our performance.

Risks related to interpretation of China laws and regulations which involves significant uncertainties

China’s legal system is based on written statutes and their interpretation by the Supreme People’s Court. Prior court decisions may be cited for reference but have limited value as precedents. Since 1979, the Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. In addition, as the Chinese legal system develops, we cannot assure that changes in such laws and regulations, and their interpretation or their enforcement will not have a material adverse effect on our business operations.

Currency conversion and exchange rate volatility could adversely affect our financial condition.

The PRC government imposes control over the conversion of Renminbi into foreign currencies. Under the current unified floating exchange rate system, the People’s Bank of China publishes an exchange rate, which we refer to as the PBOC exchange rate, based on the previous day’s dealings in the inter-bank foreign exchange market. Financial institutions authorized to deal in foreign currency may enter into foreign exchange transactions at exchange rates within an authorized range above or below the PBOC exchange rate according to market conditions.

Pursuant to the Foreign Exchange Control Regulations of the PRC issued by the State Council which came into effect on April 1, 1996, and the Regulations on the Administration of Foreign Exchange Settlement, Sale and Payment of the PRC which came into effect on July 1, 1996, regarding foreign exchange control, conversion of Renminbi into foreign exchange by Foreign Investment Enterprises, or FIEs for use on current account items, including the distribution of dividends and profits to foreign investors, is permissible. FIEs are permitted to convert their after-tax dividends and profits to foreign exchange and remit such foreign exchange to their foreign exchange bank accounts in the PRC.

Conversion of Renminbi into foreign currencies for capital account items, including direct investment, loans, and security investment, is still subject to certain restrictions. On January 14, 1997, the State Council amended the Foreign Exchange Control Regulations and added, among other things, an important provision, which provides that the PRC government shall not impose restrictions on recurring international payments and transfers under current account items.

Enterprises in PRC (including FIEs) which require foreign exchange for transactions relating to current account items, may, without approval of the State Administration of Foreign Exchange, or SAFE, effect payment from their foreign exchange account or convert and pay at the designated foreign exchange banks by providing valid receipts and proofs.

Convertibility of foreign exchange in respect of capital account items, such as direct investment and capital contribution, is still subject to certain restrictions, and prior approval from the SAFE or its relevant branches must be sought.

We are a FIE to which the Foreign Exchange Control Regulations are applicable. There can be no assurance that we will be able to obtain sufficient foreign exchange to pay dividends or satisfy other foreign exchange requirements in the future.

Since 1994, the exchange rate for Renminbi against the United States dollars has remained relatively stable, most of the time in the region of approximately RMB8.28 to US$1.00. However, in 2005, the Chinese government announced that would begin pegging the exchange rate of the Chinese Renminbi against a number of currencies, rather than just the U.S. dollar. As our operations are primarily in China, any significant revaluation of the Chinese Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert United States dollars into Chinese Renminbi for our operations, appreciation of this currency against the United States dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert Chinese Renminbi into United States dollars for other business purposes and the United States dollar appreciates against this currency, the United States dollar equivalent of the Chinese Renminbi we convert would be reduced.

Employees

Currently, the Company has 68 employees, of which 7 persons are senior management and 23 persons perform landscape construction. 38.2% of total employees have bachelor degrees or above.

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

ITEM 2. DESCRIPTION OF PROPERTY

Currently the Company has one three-year operating lease for our office space, the total area of which is 4,300 square feet, located at 4th/Fl, Block A, 12 Xiang Zi Miao Street, Bei Lin Qu, Xi An, P. R. China. Pursuant to the terms of the lease, the annual rental payment is $25,000 paid semi-annually. This space is adequate for our present and planned future operations. No other businesses operate from this office.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS

The Company's securities trade on a limited basis on the Electronic Over-the-Counter Bulletin Board under the symbol, “DPPT.OB”. On September 21, 2007, the closing price was $0.51. Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Furthermore, over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. The following sets forth the high and low range of closing prices for each quarter of the fiscal years ended June 30, 2007 and 2006 as reported by the National Quotation Bureau:

	Closing
	High	Low

3/31/2006	.20	.20
6/30/2006	.20	.20
9/30/2006	.20	.20
12/31/2006	.51	.51

3/31/2007	.51	.51
6/30/2007	.51	.51
9/30/2007	.51	.51
12/31/2007	.51	.51

Common Stock

The Company currently has 100,000,000 authorized shares of Common Stock, par value $.001. The holders of shares of Common Stock have one vote per share. Except as otherwise provided herein or as otherwise provided by applicable law, all shares of Common Stock shall have identical rights and privileges in every respect. None of the shares have preemptive or cumulative voting rights, have any rights of redemption or are liable for assessments or further calls. The holders of Common Stock are entitled to dividends, in cash, stock or otherwise, when and as declared by the Board of Directors from funds legally available, and upon liquidation of the Company to share pro rata in any distribution to shareholders. As of September 21, 2007, the number of holders of record of shares of common stock, excluding the number of beneficial owners whose securities are held in street name was approximately 3,300.

Preferred Stock

The Company currently has 100,000 authorized shares of Preferred Stock, par value $.001. The board of directors is authorized, subject to limitations prescribed by law, to provide for the issuance of shares of Preferred Stock in one or more series, to establish the number of shares to be included in each series, and to fix the designation, and powers, including voting rights, if any, preferences, and rights of the shares of each series, and any qualifications, limitations, or restrictions thereof.

(1)	Conversion into Common Stock.

(a)
Right to Convert. Each share of Convertible Preferred Stock shall be convertible, at the option of the holder thereof, at any time after one year from the date of issuance (the “Conversion Date”) into fifty (50) shares of fully paid and non-assessable shares of Common Stock (the “Conversion Ration”).

(b)
Mechanics of Conversion. Before any holder shall be entitled to convert, he shall surrender the certificate or certificates representing Convertible Preferred Stock to be converted, duly endorsed or the Corporation or of any transfer agent, and shall give written notice to the Corporation at such office that he elects to convert the same. The Corporation shall, as soon as practicable thereafter, issue a certificate or certificates for the number of shares of Common Stock to which the holder shall be entitled. The Corporation shall, as soon as practicable after delivery of such certificates, or such agreement and indemnification in the case of a lost, stolen or destroyed certificate, issue and deliver to such holder of Convertible Preferred Stock a certificate or certificates for the number of shares of Common Stock to which such holder is entitled as aforesaid and a check payable to the holder in the amount of any cash amounts payable as the result of a conversion into fractional shares of Common Stock. Such conversion shall be deemed to have been made immediately prior to the close of business on the date of such surrender of the shares of Convertible Preferred Stock to be converted.

(c)	Adjustment to Conversion Ratio.

(i)
Merger or Reorganization. In case of any consolidation or merger of the Corporation as a result of which holder of Common Stock become entitled to receive other stock or securities or property, or in case of any conveyance of all or substantially all of the assets of the Corporation to another corporation, the Corporation shall mail to each holder of Convertible Preferred Stock at least thirty (30) days prior to the consummation of such event a notice thereof, and each such holder shall have the option to either (i) convert such holder’s shares of Convertible Preferred Stock into shares of Common Stock pursuant to this Section 3 and thereafter receive the number of shares of stock or other securities or property to which a holder of the number of shares of Common Stock of the Corporation deliverable upon conversion of such Convertible Preferred Stock would have been entitled upon such consolidation, merger or conveyance, or (ii) exercise such holder’s rights pursuant to Section 4 (a). Unless otherwise set forth by the Board of Directors, the Conversion Ratio shall not be affected by a stock dividend or subdivision (stock split) on the Common Stock of the corporation, or a stock combination (reverse stock split) or stock consolidation by reclassification of the Common Stock. However, once the Convertible Preferred Stock has been converted to Common Stock, it shall be subject to all corporate actions that affect or modify the common stock.

(d)
No Impairment. The Corporation will not, by amendment of its Articles of Incorporation, this Certificate of Designation or through any reorganization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms to be observed or performed hereunder by the Corporation, but will at all times in good faith assist in the carrying out of all the provisions of this Section 4 and in the taking of all such action as may be necessary or appropriate in order to protect the Conversion Rights of the holders of the Convertible Preferred Stock against impairment.

(e)
Certificate as to Adjustments. Upon the occurrence of each adjustment or readjustment of the Conversion Ratio of the Convertible Preferred Stock pursuant to this Section 3, the Corporation at its expense shall promptly compute such adjustment or readjustment in accordance with the terms hereof and furnish to each holder of Convertible Preferred Stock a certificate setting forth such adjustment or readjustment and the calculation on which such adjustment or readjustment is based. The Corporation shall, upon the written request at any time of any holder of Convertible Preferred Stock, furnish or cause to be furnished to such holder a like certificate setting forth (i) such adjustment and readjustment, (ii) the Conversion Ratio for the Convertible Preferred Stock at the time in effect and (iii) the number of share of Common Stock and the amount, if any, of other property which at the time would be received upon the conversion of the Convertible Preferred Stock.

(f)
Notice of Record Date. In the event of any taking by the Corporation of a record of the holders of any class of securities for the purpose of determining the holders thereof who are entitled to receive any dividend (other than a cash dividend which is the same as cash dividends paid in previous quarter) or other distribution, the Corporation shall mail to each holder of Convertible Preferred Stock at least ten (10) days prior to the date specified herein, a notice specifying the date on which any such record is to be taken for the purpose of such dividend or distribution.

(g)
Common Stock Reserve. The corporation shall reserve and keep available out of its authorized but unissued Common Stock such number of shares of Common Stock as shall from time to time be sufficient to effect conversion of the Convertible Preferred Stock.

(2)
Voting Rights. Except as otherwise required by law, the holders of Convertible Preferred Stock and the holders of Common Stock shall be entitled to notice of any stockholders’ meeting and to vote as a single class upon any matter submitted to the stockholders for a vote as follows: (i) the holders of each series of Preferred Stock shall have one vote for each full share of Common Stock into which a share of such series would be convertible on the record date for the vote, or, if no such record date is established, at the date such vote is taken or any written consent of stockholders is solicited; and (ii) the holders of Common Stock shall have one vote per share of Common Stock held as of such date.

(3)
Reissuance. No share or shares of Convertible Preferred Stock acquired by the Corporation by reason of conversion, all such shares thereafter shall be returned to be the status of unissued shares of Convertible Preferred Stock of the Corporation.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

(a)
On February 6, 2007, the Company issued to the Lv Bao shareholders 26,000,000 new investment shares of common stock and 100,000 new shares of preferred stock of the Company in exchange for all of the registered capital of Lv Bao owned by Lv Bao Shareholders, pursuant to Plan of Exchange, dated November 8, 2006.

The foregoing transactions were private transactions not involving a public offering and were exempt from registration provisions of the Securities Act of 1933, as amended, or the “Act”, pursuant to Section 4(2) thereof. The sale of the securities was without the use of an underwriter, and the certificates representing the shares of common stock bear a restrictive legend permitting transfer only upon registration or under an exemption from registration under the Act.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

(a)	On February 6, 2007, Daniel Slocum, our former president, returned 844,500 shares of the Common Stock of DPPT against payment of $530,000.

2007 Benefit Plan of Dispatch Auto Parts, Inc

In July 2007, we established “2007 Benefit Plan of Dispatch Auto Parts, Inc.”  (the "Plan") to provide employees, directors, officers, consultants, advisors, and other persons who provide valuable services to the Company, with equity-based compensation incentives. Under the Plan, we may issue up to 5,000,000 shares of $.001 par value common stock. The Plan has a term of five years, therefore, will expire in September 2012. There are currently 2,000,000 common shares issued under the plan.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,000,000	$.51	1,020,000
Equity compensation plans not approved by security holders	-	$ -	-
Total	2,000,000		1,020,000

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

CRITICAL ACCOUNTING POLICIES

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. The Company assesses collectibility based upon our clients’ financial condition and prior payment history, as well as our performance under the contract.  The Company recognizes these revenues in the period that the service is provided.

(a)           Contract revenue

The Company applies the percentage-of-completion method under SOP 81-1 “Accounting for Performance of Construction-Type and Production-Type Contracts”, to recognize revenues for landscape design and engineering projects that require significant modification or customization subject to the customers. The Company records a provision in those instances in which the Company believe a contract will probably generate a net loss and the Company can reasonably estimate this loss.  If the Company cannot reasonably estimate the loss, the Company limits the amount of revenue that the Company recognizes to the costs the Company has incurred, until the Company can estimate the total loss.  Advance payments from customers and amounts billed to clients in excess of revenue recognized are recorded as receipt in advance.

 (b)           Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

Billed and unbilled accounts receivable and allowance for doubtful accounts

The Company generally bills its customers under its long term contracts pursuant to billing schedules contained in the contracts or, upon completion of agreed milestones or deliveries, with each milestone or delivery typically having a value specified in the contract. An allowance, for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of June 30, 2007 and 2006, an allowance for doubtful accounts of $101,247 and $Nil was provided, respectively.

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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements included in this report and is qualified in its entirety by the foregoing.

Revenues

Net revenues were $3,979,748 for the year ended June 30, 2007, compared to net revenues of $2,782,922 for the year ended June 30, 2006. The sales revenues were due primarily to the landscaping construction and maintenance projects. The Company usually provides the clients with full services including design, construction and maintenance. The Company has its own designers experienced in landscaping. The effects from humanism, history and local climate will be integrated in the design. The documents provided by the Company include the floor plan, effect layout, construction blueprint. The profit margin due to the project design ranges from 1% to 5%, which was included in the contract price without separate charge. The construction will be conducted by the Company after the construction blueprint is approved by the clients. The profit margin due to the project construction is approximately 30%.

The lifecycle of a project is determined by the project's magnitude, which would be clearly described in the contracts case by case. In most cases, the construction periods could cover two years, including construction in the first year and maintenance in the second year. The Company applies the percentage-of-completion method to recognize revenues for the projects. Therefore, approximately 90% of the contract amount will be recognized in the first year according to the percentage of completion, and approximately 10% of the contract amount will be recognized in the second year of the project reflecting the maintenance services. During the year ended June 30, 2007, approximately 85% of annual revenues were due to eight landscape construction projects signed during the fiscal year ended June 30, 2007, three of which were completed and the other five projects were expected to be completed during the fiscal year ended June 30, 2008. The Company expects sales to increase during the fiscal year of 2007 as the Company has another three new projects with total contract price of approximately $4,600,000 signed in March and April 2007, which are expected to be completed by March 2008.

Cost of Revenue

Cost of revenue primarily includes purchase of raw materials, sub-contracting charges and direct overhead. Cost of plants and direct labor would be examples of cost of revenue. In addition, cost of revenue will be affected by the amendment of initially approved proposals due to either the clients' request or the unexpectation encountered during the construction process. Such unexpectation will include additional underground construction, the complexity of the environment, and the survival rate of the plants. During the year ended June 30, 2007, we had $2,559,754 in cost of revenues, which was approximately 64% of revenues, compared to $1,881,142 in cost of revenues during the year ended June 30, 2006, or approximately 68% of revenues in the year. The cost of revenue as a percentage of revenue was constant during these two years due to the stable price in the cost components. The Company expects to lower the cost of revenue by devoting more time to consulting services in the future.

Income / Loss

The Company had net income of $313,686 and $393,938 for the years ended June 30, 2007 and 2006, respectively, primarily attributable to the profitability in landscape construction and maintenance projects. The gross profits sufficiently covered the operating expenses in both years.

The Company expects to maintain profitability during fiscal year 2007 since the contracts signed in March 2007 with total contract price of $2,000,000 will be completed by March 2008. However, the Company has no responsibility to guarantee the profitability, or the growth of any revenue in the future.

Expenses

Selling, general and administrative expenses for the years ended June 30, 2007 and 2006 were $632,440 and $237,134, respectively. The increase in operating expenses in the fiscal year of 2006 was attributable to consulting and professional fees of $85,294 incurred primarily from the audits and related services, and non-cash compensation of $273,750, which was the result of the issuance of 1,000,000 shares of common stock for services. The shares were valued based on the market price on the date of the stock grant, resulting in total expenses of $510,000 for services rendered, which was booked pro rata within the relative service periods. The Company did not have such cash and non-cash consulting expenses during the year ended June 30, 2006 because the process of reverse merger did not commence until November 2006.

    The other selling, general and administrative expenses during the year ended June 30, 2007 were $273,396, increasing by $36,262 compared to other selling, general and administrative expenses of $237,134 during the year ended June 30, 2006. The components of other selling, general and administrative expenses included salaries, traveling and office expenses, bank charges in both years.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations during these years. The Company believes that the Company can offset inflationary increases in the cost of revenue by increasing revenue and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows provided by operating activities were $1,468,311 for the year ended June 30, 2007, compared to cash flows provided by operating activities were $94,123 for the year ended June 30, 2006. Cash flows from operations during the year ended June 30, 2007 were due primarily to the collection of accounts receivable by $279,151, the increase in accounts payables by $383,213 and the increase in income tax payable by $123,168, partially offset by the increase in unbilled accounts receivable by $96,232, and decrease in receipt in advance by $111,996 during the year ended June 30, 2007.

Billed accounts receivable as of June 30, 2007 decreased from $470,942 to $103,953 due primarily to the collection of $279,151 and allowance for doubtful accounts of $101,247. The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions.  The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible.  If actual collections experience changes, revisions to the allowance may be required.  Based upon the aforementioned criteria, the allowance for doubtful accounts was $1031,953247 and $Nil as of June 30, 2007 and 2006 respectively.

The Company applies the percentage-of-completion method under SOP81-1 to recognize revenues for landscape design and engineering projects. There were four major contracts with total contract value of approximately $2,536,206 completed during the year ended June 30, 2007 on which $98,804 of invoices were unbilled, which will be billed as soon as the clients agree with the progress of the projects.

For these contracts, contract costs of completed contracts have been fully incurred and the extent of progress toward completion was almost finished. Therefore, the total contract amount had been fully recognized in accordance with the percentage-of-completion method.  Unbilled accounts receivable as of June 30, 2007 comprised principally amounts of revenue recognized on contracts for which invoices have not been issued.

Cash flows used in investing activities were $140,512 and $121,203 for the years ended June 30, 2007 and 2006, respectively, which were due primarily to the purchase of property and equipment during both years.

Cash flows provided by financing activities were $161,445 for the year ended June 30, 2007 due primarily to advances from shareholders, compared to cash flows of $355,156 used in financing activities for the year ended June 30, 2006 primarily attributable to the repayments of advances from stockholders.

The Company projects that the Company will need additional capital to fund operations over the next 12 months. The Company anticipates the Company will need an additional $1,500,000 in working capital during fiscal year of 2007 and $2,000,000 for the two years thereafter.

Overall, the Company has funded its cash needs during the year ended June 30, 2007 from the receipt of revenues. If the Company is unable to maintain profitability, the Company may need to rely on financing from related parties and outside sources through debt or equity transactions. The Company's related parties are under no legal obligation to provide the Company with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

The Company had cash of $2,775,361 on hand and a working capital of $2,344,574 as of June 30, 2007. Currently, the Company has enough cash to fund its operations for about six months. This is based on current cash flows from operating activities and projected revenues. Also, if the projected revenues fall short of needed capital the Company may not be able to sustain its capital needs. The Company will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. The Company's current level of operations would require capital of approximately $1,500,000 to sustain operations through fiscal year of 2007 and approximately $2,000,000 per year thereafter. Modifications to the Company's business plans may require additional capital to operate. For example, if the Company is unable to raise additional capital in the future the Company may need to curtail is number of projects offers or limit its marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for the Company. In addition, there can be no assurance that additional capital will be available to the Company when needed or available on terms favorable.

On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, and additional infusions of capital and debt financing. The Company's current capital and revenues are insufficient to fund such expansion. If the Company chooses to launch such an expansion campaign, the Company will require substantially more capital. The funds raised from this offering will also be used to market the Company's products and services as well as expand operations and contribute to working capital. However, there can be no assurance that the Company will be able to obtain additional equity or debt financing in the future, if at all. If the Company is unable to raise additional capital, the Company's growth potential will be adversely affected and the Company will have to significantly modify its plans. For example, if the Company is unable to raise sufficient capital to develop its business plan, the Company may need to limit the Company's future marketing efforts to areas that the Company believes would be the most profitable.

Demand for the products and services will be dependent on, among other things, market acceptance of the Company's products, landscaping market in general, and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of the Company's activities is the receipt of revenues from the landscape design and engineering projects, the Company's business operations may be adversely affected by the Company's competitors and prolonged recession periods.

The Company's success will be dependent upon implementing its plan of operations and the risks associated with its business plans. The Company was engaged in landscape engineering advisory service. The Company plans to strengthen its position in landscaping markets. The Company also plans to expand its operations through aggressively marketing its projects.

ITEM 7.  FINANCIAL STATEMENTS

DISPATCH AUTO PARTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Dispatch Auto Parts, Inc.

We have audited the accompanying consolidated balance sheets of Dispatch Auto Parts, Inc. and its subsidiaries (“the Company”) as of June 30, 2007 and 2006 and the related consolidated statements of operations and comprehensive income, cash flows and stockholders’ equity for the years ended June 30, 2007 and 2006.  The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2007 and 2006 and the results of operations and cash flows for the years ended June 30, 2007 and 2006 and in conformity with accounting principles generally accepted in the United States of America.

/s/ Zhong Yi (Hong Kong) C.P.A. Company Limited
Zhong Yi (Hong Kong) C.P.A. Company Limited
Certified Public Accountants

Hong Kong, China
October 11, 2007

DISPATCH AUTO PARTS, INC. CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2007 AND 2006 (Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of June 30,
	2007	2006
		(restated)
ASSETS
Current assets:
Cash and cash equivalents	$2,775,361	$1,186,921
Billed accounts receivable, net	103,953	470,942
Unbilled accounts receivable	98,804	-
Amount due from stockholders	39,080	186,702
Other receivables and prepayments	2,100	-
Total current assets	3,019,298	1,844,565

Property, plant and equipment, net	470,960	408,427

TOTAL ASSETS	$3,490,258	$2,252,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$393,455	$-
Receipt in advance	-	109,507
Income tax payable	201,545	71,506
Other payables and accrued liabilities	79,724	40,777
Total liabilities	674,724	221,790

Minority interest in consolidated subsidiaries	141,044	97,471

Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000 shares authorized; 100,000 shares issued and outstanding	100	100
Common stock, $0.001 par value; 100,000,000 shares authorized; 28,662,114 and 26,000,000 shares issued and outstanding as of June 30, 2007 and 2006	28,662	26,000
Additional paid-in capital	1,151,049	619,185
Deferred compensation	(236,250)	-
Accumulated other comprehensive income	168,372	39,575
Statutory reserve	155,661	100,167
Retained earnings	1,406,896	1,148,704

Total stockholders’ equity	2,674,490	1,933,731

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,490,258	$2,252,992

See accompanying notes to consolidated financial statements.

DISPATCH AUTO PARTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006
 (Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended June 30,
	2007	2006
		(restated)

Revenues, net	$3,979,748	$2,782,922

Cost of revenue	2,559,754	1,881,142

Gross profit	1,419,994	901,780

Operating expenses:
Consulting and professional fees	359,044	-
General and administrative	273,396	237,134
Total operating expenses	632,440	237,134

Income from operations	787,554	664,646

Other income:
Other income	-	12,375
Interest income	155	198
Total other income	155	12,573

Income before income taxes and minority interest	787,709	677,219

Income tax expense	(430,450)	(256,210)
Income before minority interest	357,259	421,009

Minority interest	(43,573)	(27,071)

NET INCOME	$313,686	$393,938

Other comprehensive income:
- Foreign currency translation gain	128,797	42,290

COMPREHENSIVE INCOME	$442,483	$436,228

Net income per share – basic and diluted	$0.012	$0.015

Weighted average number of shares outstanding during the year – basic and diluted	26,896,548	26,000,000

See accompanying notes to consolidated financial statements.

DISPATCH AUTO PARTS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JUNE 30, 2007 AND 2006 (Currency expressed in United States Dollars (“US$”))

	Years ended June 30,
	2007	2006
		(restated)
Cash flows from operating activities:
Net income	$313,686	$393,938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	99,521	79,764
Rent expense, non-cash	24,526	20,790
Allowance for doubtful accounts	101,247	-
Common stock issued for services rendered	273,750	-
Minority interest	43,573	27,071
Changes in operating assets and liabilities:
Billed accounts receivable, trade	279,151	(385,210)
Unbilled accounts receivable	(96,232)	19,847
Other receivables and prepayments	(2,100)	-
Accounts payable	383,213	-
Receipt in advance	(111,996)	108,500
Income tax payable	123,168	64,300
Other payables and accrued liabilities	36,804	(234,877)
Net cash provided by operating activities	1,468,311	94,123
Cash flows from investing activities:
Purchase of plant and equipment	(140,512)	(121,203)
Net cash used in investing activities	(140,512)	(121,203)
Cash flows from financing activities:
Advances from stockholders	161,445	-
Repayments of advances from stockholders	-	(355,156)
Net cash provided by (used in) financing activities	161,445	(355,156)

Foreign currency translation adjustment	99,196	49,603

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,588,440	(332,633)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,186,921	1,519,554
CASH AND CASH EQUIVALENTS, END OF YEAR	$2,775,361	$1,186,921

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$307,282	$191,910
Cash paid for interest expenses	$-	$-

See accompanying notes to consolidated financial statements.

DISPATCH AUTO PARTS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED JUNE 30, 2007 AND 2006 (Currency expressed in United States Dollars (“US$”), except for number of shares)

	Series “A” Preferred Stock		Common stock
	No. of shares	Amount	No. of shares	Amount	Additional paid-in capital	Deferred compensation	Accumulated other comprehensive (loss) income	Statutory reserve	Retained earnings	Total stockholders’ equity

Balance as of July 1, 2005 (restated)	100,000	$100	26,000,000	$26,000	$598,395	$-	$(2,715)	$18,775	$836,158	$1,476,713

Rent expense for office maintained by shareholder, non-cash	-	-	-	-	20,790	-	-	-	-	20,790

Net income for the year	-	-	-	-	-	-	-	-	393,938	393,938

Transfer of retained earning to statutory reserves	-	-	-	-	-	-	-	81,392	(81,392)	-

Foreign currency translation adjustment	-	-	-	-	-	-	42,290	-	-	42,290

Balance as of June 30, 2006	100,000	$100	26,000,000	$26,000	$619,185	$-	$39,575	$100,167	$1,148,704	$1,933,731

Retirement of common stock to treasury	-	-	(845,000)	(845)	845	-	-	-	-	-

Shares issued to complete reverse acquisition	-	-	2,507,114	2,507	(2,507)	-	-	-	-	-

Shares issued for services rendered, non-cash	-	-	1,000,000	1,000	509,000	(236,250)	-	-	-	273,750

Rent expense for office maintained by shareholder, non-cash	-	-	-	-	24,526	-	-	-	-	24,526

Net income for the year	-	-	-	-	-	-	-	-	313,686	313,686

Transfer of retained earning to statutory reserves	-	-	-	-	-	-	-	55,494	(55,494)	-

Foreign currency translation adjustment	-	-	-	-	-	-	128,797	-	-	128,797
Balance as of June 30, 2007	100,000	$100	28,662,114	$28,662	$1,151,049	$(236,250)	$168,372	$155,661	$1,406,896	$2,674,490

See accompanying notes to consolidated financial statements.

DISPATCH AUTO PARTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))

1.         ORGANIZATION AND BUSINESS BACKGROUND

Dispatch Auto Parts, Inc (the “Company” or “DPPT”) was incorporated under the laws of the State of Florida on September 14, 1989 as “First New York Investments, Inc.”  On November 25, 1996, the Company changed its name to “Computer Access International, Inc.” On March 31, 2005, the Company further changed its name to “Dispatch Auto Parts, Inc.”

The Company, through its subsidiaries, mainly engages in the provision of landscape engineering service in the PRC.

On November 8, 2006, DPPT entered a stock exchange transaction with Shaanxi Lv Bao Environmental Eco Industry Management Ltd. (“Lv Bao”) and the transaction was effectively completed on February 6, 2007.  Lv Bao was registered as a limited liability company in the People’s Republic of China (the “PRC”) on August 11, 2006 with its principal place of business in Xian City, Shaanxi Province, the PRC.  Its registered capital is Renminbi Yuan (“RMB”) 5,000,000 (equivalent to $628,773).  Its principal activity was investment holding in Shaanxi Li Bao Sheng Tai Ke Ji Gu Fen You Xian Gong Si (“Li Bao”).

The stock exchange transaction involved two simultaneous transactions:

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

This acquisition transaction involved that Li Bao’s equity owners transferred the aggregate equity interest of 93.57% of the registered capital of Li Bao (equivalent to RMB65,500,000) to Lv Bao at no consideration.

DISPATCH AUTO PARTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))

The transaction has been accounted for as a reverse acquisition and recapitalization of DPPT, through a wholly-owned subsidiary, Lv Bao, whereby Li Bao is deemed to be the ultimate accounting acquirer (legal acquiree) and DPPT to be the ultimate accounting acquiree (legal acquirer).  The accompanying consolidated financial statements are in substance those of Li Bao, with the assets and liabilities, and revenues and expenses, of DPPT and Lv Bao being included effective from the date of stock exchange transaction.  DPPT is deemed to be a continuation of the business of Li Bao.  Accordingly, the accompanying consolidated financial statements include the following:

(1)	the balance sheet consists of the net assets of the accounting acquirer at historical cost and the net assets of the accounting acquiree at historical cost;

(2)
the financial position, results of operations, and cash flows of the accounting acquirer for all periods presented as if the recapitalization had occurred at the beginning of the earliest period presented and the operations of the accounting acquiree from the date of stock exchange transaction.

DPPT, Lv Bao and Li Bao are hereinafter referred to as (the “Company”).

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

●	Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported.  Actual results may differ from these estimates.

●	Basis of consolidation

The consolidated financial statements include the financial statements of DPPT, Lv Bao and Li Bao.

All significant inter-company balances and transactions among DPPT, Lv Bao and Li Bao have been eliminated upon consolidation.

DISPATCH AUTO PARTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))

●	Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. The Company assesses collectibility based upon our clients’ financial condition and prior payment history, as well as our performance under the contract.  The Company recognizes these revenues in the period that the service is provided.

(a)           Contract revenue

The Company applies the percentage-of-completion method under SOP 81-1 “Accounting for Performance of Construction-Type and Production-Type Contracts”, to recognize revenues for landscape design and engineering projects that require significant modification or customization subject to the customers. The Company records a provision in those instances in which the Company believe a contract will probably generate a net loss and the Company can reasonably estimate this loss.  If the Company cannot reasonably estimate the loss, the Company limits the amount of revenue that the Company recognizes to the costs the Company has incurred, until the Company can estimate the total loss.  Advance payments from customers and amounts billed to clients in excess of revenue recognized are recorded as receipt in advance.

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

●	Billed and unbilled accounts receivable and allowance for doubtful accounts

The Company generally bills its customers under its long term contracts pursuant to billing schedules contained in the contracts or, upon completion of agreed milestones or deliveries, with each milestone or delivery typically having a value specified in the contract. An allowance, for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of June 30, 2007 and 2006, an allowance for doubtful accounts was $103,953 and $Nil, respectively.

DISPATCH AUTO PARTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))

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

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any.  Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Depreciable life	Residual value

Leasehold improvement	10 years	5%
Plant and machinery	10 years	5%
Motor vehicles	10 years	5%
Office equipment	5 years	5%

Expenditure for maintenance and repairs is expensed as incurred.

●	Valuation of long-lived assets

Long-lived assets primarily include property and equipment. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results. There has been no impairment as of June 30, 2007 or 2006.

●	Advertising expenses

The Company expenses advertising costs as incurred in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 93-7, “Reporting for Advertising Costs”. Advertising expenses totaled $Nil and $11,476 during the years ended June 30, 2007 and 2006, respectively.

●	Comprehensive income

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during the year from non-owner sources.  Accumulated comprehensive income, as presented in the accompanying consolidated statement of stockholders’ equity consists of changes in unrealized gains and losses on foreign currency translation.  This comprehensive income is not included in the computation of income tax expense or benefit.

DISPATCH AUTO PARTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))

●	Income taxes

The Company accounts for income tax using SFAS No. 109 “Accounting for Income Taxes”, which requires the asset and liability approach for financial accounting and reporting for income taxes.  Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any.  Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the consolidated statement of operations and comprehensive income in the period of enactment.  A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

●	Net income per share

The Company calculates net income (loss) per share in accordance with SFAS No. 128,“Earnings per Share”.  Basic income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the year.  Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

●	Foreign currencies translation

The reporting currency of the Company is the United States dollar (“U.S. dollars”).  Transactions denominated in currencies other than U.S. dollar are calculated at the average rate for the period.  Monetary assets and liabilities denominated in currencies other than U.S. dollar are translated into U.S. dollar at the rates of exchange ruling at the balance sheet date.  The resulting exchange differences are recorded in other expenses in the consolidated statement of operations and comprehensive income.

The Company’s subsidiaries, Lv Bao and Li Bao maintains its books and records in its local currency, the Renminbi Yuan (“RMB”), which is functional currency as being the primary currency of the economic environment in which its operations are conducted.  In general, for consolidation purposes, the Company translates the subsidiaries’ assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of operations is translated at average exchange rates during the reporting period.  Adjustments resulting from the translation of the subsidiaries’ financial statements are recorded as accumulated other comprehensive income.

●	Retirement plan costs

Contributions to retirement schemes (which are defined contribution plans) are charged to general and administrative expenses in the consolidated statements of income and comprehensive income as and when the related employee service is provided.

DISPATCH AUTO PARTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))

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

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements.  The Company operates one reportable segment.

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

The Company’s financial instruments primarily include cash and cash equivalents, billed accounts receivable, unbilled accounts receivable, prepayments and deposits, due from stockholders, accounts payable, receipt in advance, income tax payable, other payables and accrued liabilities.

As of the balance sheet date, the estimated fair values of financial instruments were not materially different from their carrying values as presented due to short maturities of these instruments.

DISPATCH AUTO PARTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))

●	Recently issued accounting standards

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3 (SFAS No. 154). SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in an existing accounting principle unless it is impracticable. APB Opinion No. 20, Accounting Changes, previously required that most voluntary changes in an existing accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement also provides that when a new accounting pronouncement includes specific transition provision, those requirements shall be followed. This Statement was effective for the Company as of July 1, 2006, and to date has not had an impact on the manner of display of the Company’s results of operations or financial position.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments-an amendment of FASB Statements 133 and 140”, which is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The statement improves financial reporting by eliminating the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments.  The Statement also improves financial reporting by allowing a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized have to bifurcated, if the holder elects to account for the whole instrument-by-instrument basis, in cases in which a derivative would otherwise have to bifurcated, if the holder elects to account for the whole instrument on a fair value basis.  The Company does not expect that the adoption of this statement would have a material effect on the Company’s financial position or results of operations.

In May 2006, the FASB issued SFAS No. 154,“Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board Opinions No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting changes in Interim Financial Statements—An Amendment of APB Opinion No. 28”. SFAS 154 provides guidance on the accounting for and reporting of accounting changes.  It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2006.  The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). This pronouncement prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect of FIN 48 on its consolidated financial statements.

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (EITF) Issue No. 06-03, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross Versus Net Presentation)” (EITF 06-03). The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF 06-03 is effective for our fiscal year beginning June 3, 2007. Sales tax amounts collected from customers have been recorded on a net basis. The adoption of EITF 06-03 will not have any effect on the Company’s financial position or results of operations.

DISPATCH AUTO PARTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in tax positions.  This Interpretation requires that the Company recognizes in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings.  The Company does not expect that the adoption of this statement would have a material effect on the Company’s financial position or results of operations.

In September 2006, the FASB’s Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“EITF 04-13”).  EITF 04-13 requires that two or more legally separate exchange transactions with the same counterparty be combined and considered a single arrangement for purposes of applying APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, when the transactions are entered into in contemplation of one another.  EITF 04-13 is effective for new arrangements entered into, or modifications or renewals of existing arrangements, in interim or annual periods beginning after March 15, 2006.  The Company does not expect that the adoption of this statement would have a material effect on the Company’s financial position or results of operations.

In September 2006, the SEC released SAB No. 108,“Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  The provision of SAB 108 is effective for the Company in the current fiscal year ended December 31, 2006. The Company is currently evaluating the impact of SAB 108 but does not believe that the application of SAB 108 would have a material effect on its financial position, cash flows nor results of operations.
In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" ("SFAS 157") which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands the disclosures about fair value measurement. This Statement was developed to provide guidance for consistency and comparability in fair value measurements and disclosures and applies under other accounting pronouncements that require or permit fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. This Statement is not expected to have a material impact on the Company's consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159").   This Statement provides companies with an option to report selected financial assets and liabilities at fair value. The Standard's objective is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted if the Company makes the choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. The Company does not expect SFAS 159 to have a material impact on its consolidated financial statements.

DISPATCH AUTO PARTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))

3.         BILLED ACCOUNTS RECEIVABLE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions.  The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible.  If actual collections experience changes, revisions to the allowance may be required.  Based upon the aforementioned criteria, an allowance for doubtful accounts is $103,953 and $Nil as of June 30, 2007 and 2006, respectively.

	As of June 30,
	2007	2006
		(restated)

Billed accounts receivable, gross	$207,906	$470,942

Less: allowance for doubtful accounts	(103,953)	-
Billed accounts receivable, net	$103,953	$470,942

4.	AMOUNT DUE FROM STOCKHOLDERS

The amount due from stockholders represented unsecured advances which are interest-free and repayable in next twelve months.

5.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consisted of the following:

	As of June 30,
	2007	2006
		(restated)

Leasehold improvement	$157,348	$152,031
Plant and machinery	442,713	294,998
Motor vehicles	188,670	182,294
Office equipment	40,467	39,100
Foreign translation adjustment	38,232	20,263
	867,430	688,686

Less: accumulated depreciation	(379,780)	(272,769)
Less: foreign translation adjustment	(16,690)	(7,490)
Property, plant and equipment, net	$470,960	$408,427

Depreciation expense for the years ended June 30, 2007 and 2006 were $99,521 and $79,764, respectively.

DISPATCH AUTO PARTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))

6.         OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	As of June 30,
	2007	2006
		(restated)

Government levy payable	$29,257	$38,922
Accrued payments to vendors and contract related accruals	13,863	-
Welfare payable	3,604	1,855
Accrued expenses	33,000	-
	$79,724	$40,777

The accrued payments to vendors and contract related accruals are primarily the accruals for the uncompleted contracts as of June 30, 2007.  These accruals are expected to be paid in the next six months.

7.         INCOME TAXES

The Company is registered in the United States of America and has operations in two tax jurisdictions: the United States of America and the PRC. The operation in the United States of America has incurred net operating losses for income tax purposes.  The Company generated substantially all of its net income from its PRC operation through Li Bao, a subsidiary and has recorded an income tax provision for the years ended June 30, 2007 and 2006.

The components of income before income taxes and minority interest separating U.S. and PRC operations are as follows:

	Years ended June 30,
	2007	2006
		(restated)

Loss subject to U.S. operation	$(315,054)	$-
Income subject to PRC operation	1,102,763	677,219
Income before income taxes and minority interest	$787,709	$677,219

DISPATCH AUTO PARTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America.

As of June 30, 2007, the Company’s U.S. operation incurred $315,054 of net operating losses available for federal tax purposes, which are available to offset future taxable income.  The net operating loss carry forwards begin to expire in 2027.  The Company has provided for a full valuation allowance for any future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

The Company’s PRC subsidiaries, Lv Bao and Li Bao are subject to the Enterprise Income Tax governed by the Income Tax Law of the People’s Republic of China, at a statutory rate of 33%, which is comprsed of 30% national income tax and 3% local income tax.

The reconciliation of income tax rate to the effective income tax rate for the years ended June 30, 2007 and 2006 is as follows:

	Years ended June 30,
	2007	2006
		(restated)

Income before income taxes from PRC operation	$1,102,763	$677,219
Statutory income tax rate	33%	33%
	363,912	223,482
Tax effect of expenses not deductible for tax purposes:
- Provisions and accrued liabilities	64,777	32,728
- Adjusted taxable loss	1,761	-
Income tax expense	$430,450	$256,210

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of June 30, 2007 and 2006:

	As of June 30,
	2007	2006
		(restated)
Deferred tax assets:
Net operating loss carryforwards	$112,030	$-
Less: valuation allowance	(112,030)	-
Net deferred tax assets	$-	$-

As of June 30, 2007 and 2006, a valuation allowance of $112,030 and Nil was provided to the deferred tax assets due to the uncertainty surrounding their realization.

DISPATCH AUTO PARTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))

8.         NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of the ordinary shares outstanding during the year.  Diluted net income per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the year.  Pursuant to stock exchange transaction on November 8, 2006, the weighted average number of common shares issued and outstanding was adjusted to account for the effects of the stock exchange transaction as a reverse acquisition as more fully described in Note 1.

The following table sets forth the computation of basic and diluted net income per share for the years ended June 30, 2007 and 2006:

	Years ended June 30,
	2007	2006
Basis and diluted net income per share calculation		(restated)
Numerator:
- Net income in computing basic net income per share	$313,686	$393,938

Denominator:
- Weighted average ordinary shares outstanding	26,896,548	26,000,000
Basic and diluted net income per share	$0.012	$0.015

9.         CAPITAL TRANSACTIONS

1)
On November 8, 2006, the Company completed a stock exchange transaction with the equity owners of Lv Bao. 26,000,000 shares of common stock were issued in exchange for 100% interest in Lv Bao, representing 91% of DPPT’s outstanding common stock.

2)	As of June 30, 2007, the number of outstanding shares of the Company’s common stock was 28,662,114.

DISPATCH AUTO PARTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))

10.         STOCK BASED COMPENSATION

On January 26, 2007, the Company issued 1,000,000 shares of common stock for business advisory services to Greentree Financial Group, Inc, in a term of 2 years effective from July 1, 2006 ending June 30, 2008. The fair value of this stock issuance was determined using the fair value of the Company’s common stock on the grant date, at a price of $0.51 per share. The Company calculated the cost of $510,000 at its fair value and recognized $273,750 to the consolidated statements of operations for the year ended June 30, 2007. As of June 30, 2007, the unrecognized cost is recorded as deferred compensation amounting to $236,250.

11.         CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of its subsidiaries in the PRC, Lv Bao and Li Bao are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan.  Lv Bao and Li Bao are required to accrue for these benefits based on certain percentages of the employees’ salaries.  The total contributions made for such employee benefits were $3,339 and $2,170 for the years ended June 30, 2007 and 2006, respectively.

12.         STATUTORY RESERVES

Under the PRC Law the Company’s subsidiaries, Lv Bao and Li Bao are required to make appropriations to the statutory reserve based on after-tax net earnings and determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”).  Appropriation to the statutory reserve should be at least 10% of the after-tax net income until the reserve is equal to 50% of the registered capital.  The statutory reserve is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation.

For the years ended June 30, 2007 and 2006, the Company’s subsidiary, Li Bao contributed $55,494 and $81,392 to statutory reserve, respectively.

13.         CONCENTRATION OF RISK

For each of the years ended June 30, 2007 and 2006, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues and purchases were derived from customers and vendors located in the PRC.

DISPATCH AUTO PARTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))

(a)           Major customers

For the years ended June 30, 2007 and 2006, customers who account for 10% or more of revenues are presented as follows:

		Year ended June 30, 2007			June 30, 2007
Customers		Revenues	Percentage of revenues		Billed Accounts Receivable, trade
Customer A		$761,073	19%		$-
Customer B		710,068	18%		-
Customer C		708,517	18%		-
Customer D		492,804	12%		-
Customer E		415,148	10%		-
	Total:	$3,087,610	77%	Total:	$-

		Year ended June 30, 2006			June 30, 2006
Customers		Revenues	Percentage of revenues		Billed Accounts Receivable, trade
Customer A		$696,691	25%		$-
Customer B		683,289	25%		-
Customer C		448,001	16%		37,470
Customer D		308,709	11%		-
	Total:	$2,136,690	77%	Total:	$37,470

DISPATCH AUTO PARTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))

(b)           Major vendors

For the years ended June 30, 2007 and 2006, vendors who account for 10% or more of purchases are presented as follows:
		Year ended June 30, 2007			June 30, 2007
Vendors		Purchases	Percentage of purchases		Accounts payable

Vendor A		$1,254,571	49%		$78,691
Vendor B		964,123	38%		314,764
	Total:	$2,218,694	87%	Total:	$393,455

		Year ended June 30, 2006			June 30, 2006
Vendors		Purchases	Percentage of purchases		Accounts payable

Vendor A		$645,096	34%		$-
Vendor B		464,879	25%		-
Vendor C		330,891	18%		-
Vendor D		235,574	13%		-
	Total:	$1,676,440	90%	Total:	$-

(c)         Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable.  The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

DISPATCH AUTO PARTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))

14.         COMMITMENTS

The Company currently does not have any formal rent agreements. Mr. Liu, Sheng Li, the major shareholder of the Company maintained the office premises and provided office services without charge to the Company.  The Company recorded rent expense of $24,526 and $20,790 as a non-cash transaction at its current market fair value for the years ended June 30, 2007 and 2006 and credited to additional paid-in capital, respectively.

15.         SUBSEQUENT EVENTS

On July 13, 2007, the Company adopted the 2007 Benefit Plan (the “2007 Plan”) under the Form S-8 Registration Statement.  Pursuant to the Plan, the Company may issue stock, or grant options to acquire the Company's common stock, par value $0.001 (the "Stock"), with an aggregate amount of 5,000,000 shares of the Stock, from time to time to employees of the Company or its subsidiaries, other individuals, including consultants or advisors, all on the terms and conditions set forth in the Plan.

On August 13, 2007, the Company granted stock options with an aggregate amount of 2,000,000 shares of the Stock to three consultants under the 2007 Plan.  The options granted vested immediately and are exercisable during a one year period beginning on the grant date.  On August 30, 2007, all of the options granted were exercised at 75% of the market price, which was valued as $0.38 per share.  The fair value of all options granted is determined approximately as $317,683, using the Black-Scholes option pricing model.

ITEM 8. CHANGES WITH AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    On April 24, 2007, Registrant's Board of Directors made the decision to dismiss Rotenberg & Co., LLP as its independent auditor. Currently, Zhong Yi (Hong Kong) C.P.A. Company Ltd. ("Zhong Yi") is retained as independent auditor to audit Registrant's financial statements for the year ended June 30, 2007 and to review Registrant's three quarterly reports ended March 31, 2007, September 30, 2007 and December 31, 2007, pursuant to the engagement letter, dated January 29, 2007, which was approved by Registrant's Board of Directors. Registrant does not have an audit committee.

During Registrant's two most recent fiscal years ended June 30, 2006 and 2005, and the subsequent interim period through January 29, 2007, Registrant did not consult Zhong Yi with respect to any of the matters described in Item 304(a)(2) of Regulation S-K.

Rotenberg & Co., LLP's audit reports regarding Registrant's financial statements for the year ended June 30, 2006 and for the period from March 4, 2005 (inception) through June 30, 2005, contained no adverse opinion or disclaimer of opinion nor were they qualified or modified as to the uncertainty, audit scope or accounting principles, except with respect to the Registrant’s ability to continue as a going concern.

In connection with the prior audits for the fiscal year ended June 30, 2006 and for the period from March 4, 2005 (inception) through June 30, 2005, and the review for the interim periods ended September 30, 2006 and December 31, 2006, there have been no disagreements with Rotenberg & Co., LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which if not resolved to the satisfaction of Rotenberg & Co., LLP would have caused it to make reference to the subject matter of the disagreement in connection with its report on these financial statements for those periods. In addition, Rotenberg & Co., LLP had no disagreements with Registrant for the interim period from January 1, 2007 up to April 24, 2007.

ITEM 8A. CONTROLS AND PROCEDURES

Quarterly Evaluation of Controls

    As of the end of the period covered by this annual report on Form 10-KSB, the Company evaluated the effectiveness of the design and operation of (i) their disclosure controls and procedures ("Disclosure Controls"), and (ii) their internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by the Company's President and Chief Executive Officer, Liu, Sheng Li ("CEO") and by Ma, Shun Cheng, the Company's Chief Financial Officer ("CFO"). In this section, the Company presents the conclusions of their CEO and CFO based on and as of the date of the Evaluation (i) with respect to the effectiveness of their Disclosure Controls and (ii) with respect to any change in their Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect their Internal Controls.

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

Name	Age	Position

Liu, Sheng Li	39	President and Chairman
Ma, Shun Cheng	44	Chief Financial Officer and Director
Lu, Wei Sheng	33	Director
Ding, Hong Mei	35	Director
Tian, Wei	34	Director

Business Experience and Personal Background

Liu, Sheng Li — President and Chairman of the Board of Directors of the Company

    Mr. Liu is appointed as Chairman of the Board of Directors of the Company. Mr. Liu was born in 1968. He has more than 10 years experience in business management. Mr. Li is one of the founders of Shaanxi Li Bao Ecological Technology Holding Co. ("Li Bao Ecological"), a company related to Lv Bao. Prior to the foundation of Li Bao Ecological in 2002, Mr. Liu served as manager of the Xi An Railroad Bureau. In 1998, Mr. Liu founded Shaanxi Heng Da Real Estate Co. Ltd. ("Heng Da") where he was engaged in various aspects of the real estate business and served as Chairman and General Manager. In 2002, Mr. Liu was in charge of the reorganization of the Zhongshanmen Printing Factory in Xi An, where he facilitates an acquisition of assets of approximately $1,250,000.

Ma, Shun Cheng — Chief Financial Officer and Director of the Company

    Mr. Ma is appointed as President of the Company. He is also a nominee for Director of the Board. Mr. Ma was born in 1963. He has more than 20 years experience in business management. Mr. Ma is one of the founders of Li Bao Ecological. Prior to the foundation of Li Bao Ecological in 2002, Mr. Ma founded Shaanxi Hong Bao Virescene Engineering Ltd. ("Hong Bao") in 1998, and served as Vice President of Hong Bao, where he was engaged in various engineering projects.

Mr. Lu, Wei Sheng — Director of the Company

    is nominated as a Director of the Board. Mr. Lu is 33 years old. He graduated from Xi An Highway Construction College with a degree in logistics. Mr. Lu has over 10 years working experience in the auto parts industry. He started his own business in 1998 where he was engaged in retail sales of auto parts, and auto maintenance and shipping. In 2002, Mr. Lu founded Shaan Xi Yong Feng Hang Auto Sales Co. Ltd. where he focused on marketing and refined his marketing skills. As a result of Mr. Lu's leadership, Shaan Xi Yong Hang Auto Sales Co. Ltd. is currently a profitable and viable enterprise.

Ms. Ding, Hong Mei — Director of the Company

    is nominated as a Director of the Board. Ms. Ding is 35 years old. She graduated from Shaan Xi Financial & Economic College with a degree in business administration. From the year 2000 to the present, Ms. Ding has been employed with the Shaan Xi Heng Li Da Group ("Heng Li Da Group"). She began her career with the Heng Li Da Group as a manager of Heng Li Da Business Services Ltd., one of the subsidiaries of the Heng Li Da Group engaged in office rental services. Ms. Ding is skilled in communication and customer service. While Ms. Ding served in her capacity as manager, the vacancy rate of the rental office was approximately 2%. Ms. Ding is currently in charge of public relations for the company. As a result of Ms. Ding's outstanding performance at Heng Li Da Business Services Ltd., she was appointed as the assistant to the Chairman of Heng Li Da Group and participated in the incorporation of Shan Xi Lv Bao Environmental Eco Industry Management Ltd. ("Lv Bao"). Lv Bao entered a Plan of Exchange with Registrant on November 8, 2006, which was reported on Form 8-k on November 8, 2006. Ms. Ding currently serves as the Chairman of Lv Bao.

Tian, Wei — Director of the Company

    Mr. Tian is appointed as Chief Financial Officer of the Company. He is also a nominee for Director of the Board. Mr. Tian was born in 1973. He has experience in the accounting and banking industries. From 1991 to 2002, Mr. Tian worked in the Chinese State Commercial Bank, Xi An Branch. He began his employment at Li Bao Ecological in 2002. In addition, Mr. Tian works as a coordinator and assistant to the General Manager of Li Bao Ecological.

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

ITEM 10. EXECUTIVE COMPENSATION

No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of Dispatch Auto Parts, Inc. during the years 2006, 2005, and 2004. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by Daniel Slocum, our President.

SUMMARY COMPENSATION TABLE
Annual Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options SARs(#)	LTIP payouts ($)	All Other Compensation ($)
Liu, Sheng Li President & Chairman	2006 2005 2004	- - -	- - -	- - -	- - -	- - -	- - -	- - -
Ma, Shun Cheng Chief Financial Officer & Director	2006 2005 2004	- - -	- - -	- - -	- - -	- - -	- - -	- - -
Lu, Wei Sheng Director	2006 2005 2004	- - -	- - -	- - -	- - -	- - -	- - -	- - -
Ding, Hong Mei Director	2006 2005 2004	- - -	- - -	- - -	- - -	- - -	- - -	- - -
Tian, Wei Director	2006 2005 2004	- - -	- - -	- - -	- - -	- - -	- - -	- - -

The Company has not entered into any other employment agreements with their employees, Officers or Directors. The Company has no standard arrangements under which the Company will compensate their directors for their services provided to them.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following tables set forth the ownership, as of June 30, 2007, of our common stock (a) by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, and (b) by each of our directors, by all executive officers and our directors as a group. To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Security Ownership of Certain Beneficial Owners (1)(2)

Name and Address of Beneficial Owner	Amount and Nature of Ownership	Percentage of Class
Liu, Sheng Li No. 13, Row 3, 1 Railway Village XinCheng Qu, Xi An Shaanxi, P.R.China	8,580,000	29.9%
Cai, Xiao Ying No. 3, Gate 3, East Railway New Village, XinCheng Qu, Xi An Shaanxi, P.R.China	2,340,000	8.2%
Xie, Qing No. 305, Gate 4, Flat 9 SuoLuo Lane, BeiLin Qu, Xi An Shaanxi, P.R.China	2,340,000	8.2%

Security Ownership of Directors and Officers (1)(2)

Name and Address of Beneficial Owner	Amount and Nature of Ownership	Percentage of Class
Liu, Sheng Li No. 13, Row 3, 1 Railway Village XinCheng Qu, Xi An Shaanxi, P.R.China	8,580,000	29.9%
All directors and officers as a group	8,580,000	29.9%

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

Changes in Control.

Pursuant to and at the closing of the Plan of Exchange, which occurred as of February 6, 2007, the Company authorized Guardian Registrar & Transfer, Inc., its transfer agent, to issue to the shareholders of Lv Bao (the “Lv Bao Shareholders”), 26,000,000 new investment shares of Common Stock and 100,000 new shares of Preferred Stock of the Company pursuant to Regulation S under the Securities Act of 1933, as amended, or 91% of Company's then outstanding common stock, in exchange for all of the shares of capital stock of Lv Bao owned by the Lv Bao Shareholders. Upon completion of the physical exchange of the share certificates, Lv Bao became a wholly-owned subsidiary of the Company.

As a result of the transactions consummated at the closing, there has been a change in control of the ownership of the outstanding shares of the Company's common stock. There has also been a change in control of a majority of the Company's Board of Directors, and an Information Statement on Schedule 14F-1 regarding the biographies of the new management was filed with Securities and Exchange Commission on December 5, 2006, and was mailed to the shareholders of record as of the record date.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On February 6, 2007, the Company completed a stock exchange transaction with the equity owners of Lv Bao and a total of 26,000,000 new investment shares of Common Stock and 100,000 new shares of Preferred Stock were issued (91% of the Company's then outstanding common stock).

On January 26, 2007, the Company issued 1,000,000 shares of common stock for business advisory services to Greentree Financial Group, Inc, in a term of 2 years effective from July 1, 2006 ending June 30, 2008. The fair value of this stock issuance was determined using the fair value of the Company’s common stock on the grant date, at a price of $0.51 per share. The Company calculated the cost of $510,000 at its fair value and recognized $273,750 to the consolidated statements of operations for the year ended June 30, 2007. As of June 30, 2007, the unrecognized cost is recorded as deferred compensation amounting to $236,250.

On July 13, 2007, the Company approved a “2007 Benefit Plan of Dispatch Auto Parts, Inc.”  (the "Plan") to provide employees, directors, officers, consultants, advisors, and other persons who provide valuable services to the Company, with equity-based compensation incentives. Under the Plan, we may issue up to 5,000,000 shares of $.001 par value common stock. The Plan has a term of five years, therefore, will expire in September 2012. On August 13, 2007, the Company granted stock options with an aggregate amount of 2,000,000 shares of the Stock to three consultants under the 2007 Plan.  The options granted vested immediately and are exercisable during a one year period beginning on the grant date.  On August 30, 2007, all of the options granted were exercised at 75% of the market price, which was valued as $0.38 per share.  The fair value of all options granted is determined approximately as $317,683, using the Black-Scholes option pricing model.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) Exhibits.

14.1 Code of Ethics
31.1 Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer
32.1 Section 1350 Certifications of Chief Executive Officer
32.2 Section 1350 Certifications of Chief Financial Officer

(b) Reports on Form 8-K.

(1)	On April 30, 2007, we filed an amendment to the 8-K report dated February 16, 2007 to report the audited and Pro Forma Financial Statements of Lv Bao.

(2)	On April 30, 2007, we filed an 8-K report under Item 4.01 Changes in Registrant’s Certifying Accountant reporting the changes in our certifying accountant.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Zhong Yi (Hong Kong) C.P.A. Company Ltd. ("Zhong Yi") for the Company's audit of the annual financial statements for the years ended June 30, 2007 and 2006, after the reverse merger, and Rotenberg & Co., LLP, ("Rotenberg"), the Company's former auditor, for the Company's audit of the annual financial statements for the year ended June 30, 2006 and period from March 4, 2005 (inception) to June 30, 2005, before the reverse merger. Audit fees and other fees of auditors are listed as follows:

	Year ended June 30, 2007		Year ended June 30, 2006
	Zhong Yi		Rotenberg
Audit Fees (1)	$55,000	*	$20,000	*
Audit-Related Fees (2)	--		--
Tax Fees (3)	--		--
All Other Fees (4)	--		--
Total Accounting Fees and Services	$55,000		$20,000

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

Pre-approved Policy for Audit and Non-Audit Services

The Company does not have a standing audit committee and the full board of directors performs all functions of an audit committee, including the pre-approval of all audit and non-audit services prior to the Company engaging an accountant. All of the services rendered for the Company by Zhong Yi (Hong Kong) C.P.A. Company Ltd. were pre-approved by the board of directors of the Company.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Annual Report and any subsequent amendments thereto to be signed on its behalf by the undersigned, there unto duly authorized.

Dispatch Auto Parts, Inc. (Registrant)

Date: October 12, 2007	By:	/s/ Liu, Sheng Li
Liu, Sheng Li President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Annual Report has been signed below by the following persons in their respective capacities with the Registrant and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Liu, Sheng Li	President, Chief Executive Officer, Director	October 12, 2007
Liu, Sheng Li

/s/ Ma, Shun Cheng	Chief Financial Officer, Director	October 12, 2007
Ma, Shun Cheng

/s/ Lu, Wei Sheng	Director	October 12, 2007
Lu, Wei Sheng

/s/ Ding, Hong Mei	Director	October 12, 2007
Ding, Hong Mei

/s/ Tian, Wei	Director	October 12, 2007
Tian, Wei