Form 10QSB
period 2007-09-30
DISPATCH AUTO PARTS, INC.
filed 2007-11-14
CIK 1352419

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2007

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-51818

ENVIRONMENT ECOLOGY HOLDING
COMPANY OF CHINA
F/K/A DISPATCH AUTO PARTS INC.
(Exact name of small business issuer as specified in its charter)

FLORIDA	20-4200300
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

391 Hua Yu Lane, Dong Xin Street
Xi'an, Shaanxi Province, P.R.China
(Address of principal executive offices)

(8629) 8826-5109
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

Number of shares of common stock outstanding as of November 8, 2007: 30,662,114
Number of shares of preferred stock outstanding as of November 8, 2007: 100,000

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

ITEM 1. CONSOLIDATEDFINANCIAL STATEMENTS

ENVIRONMENT ECOLOGY HOLDING COMPANY OF CHINA
(FORMERLY DISPATCH AUTO PARTS, INC.)

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of September 30, 2007 and June 30, 2007	5

Condensed Consolidated Statements of Operations And Comprehensive Income for the three months ended September 30, 2007 and 2006	6

Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2007 and 2006	7

Condensed Consolidated Statements of Stockholders’ Equity for the three months ended September 30, 2007	8

Notes to Condensed Consolidated Financial Statements	9-18

ENVIRONMENT ECOLOGY HOLDING COMPANY OF CHINA
(FORMERLY DISPATCH AUTO PARTS, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2007 AND JUNE 30, 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2007	June 30, 2007
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,682,974	$2,775,361
Billed accounts receivable, net	105,739	103,953
Unbilled accounts receivable	231,198	98,804
Amount due from a stockholder	-	39,080
Income tax credit	6,706	-
Other receivables and prepayments	1,050	2,100

Total current assets	3,027,667	3,019,298

Property, plant and equipment, net	452,775	470,960

TOTAL ASSETS	$3,480,442	$3,490,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$400,213	$393,455
Income tax payable	-	201,545
Amount due to a stockholder	24,433	-
Other payables and accrued liabilities	48,732	79,724

Total current liabilities	473,378	674,724

MINORITY INTEREST	152,236	141,044

Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000 shares authorized; 100,000 shares issued and outstanding	100	100
Common stock, $0.001 par value; 100,000,000 shares authorized; 30,662,114 and 28,662,114 shares issued and outstanding as of September 30 and June 30, 2007	30,662	28,662
Additional paid-in capital	2,178,418	1,151,049
Deferred compensation	(278,933)	(236,250)
Stock subscription receivable	(765,000)	-
Accumulated other comprehensive income	204,199	168,372
Statutory reserve	155,661	155,661
Retained earnings	1,329,721	1,406,896

Total stockholders’ equity	2,854,828	2,674,490

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,480,442	$3,490,258

See accompanying notes to condensed consolidated financial statements.

ENVIRONMENT ECOLOGY HOLDING COMPANY OF CHINA
(FORMERLY DISPATCH AUTO PARTS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
 (Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended September 30,
	2007	2006

REVENUES, NET	$1,155,964	$419,231

COST OF REVENUE	761,817	289,078

GROSS PROFIT	394,147	130,153

OPERATING EXPENSES:
Consulting and professional fees	226,612	-
General and administrative	142,141	50,701
Total operating expenses	368,753	50,701

INCOME FROM OPERATIONS	25,394	79,452

OTHER INCOME:
Interest income	37	50

INCOME BEFORE INCOME TAXES	25,431	79,502

Income tax expenses	(91,414)	(30,736)
Minority interest	(11,192)	(3,136)

NET (LOSS) INCOME	$(77,175)	$45,630

Other comprehensive income:
- Foreign currency translation gain	35,827	25,234

COMPREHENSIVE (LOSS) INCOME	$(41,348)	$70,864

Net (loss) income per share – Basic and diluted	(0.003)	0.002

Weighted average number of shares outstanding during the period – Basic and diluted	$29,328,781	$28,662,114

See accompanying notes to condensed consolidated financial statements.

ENVIRONMENT ECOLOGY HOLDING COMPANY OF CHINA
(FORMERLY DISPATCH AUTO PARTS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
 (Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended September 30,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(77,175)	$45,630
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	26,051	23,644
Minority interest	11,192	3,136
Rent expense, non cash	6,349	5,275
Stock based compensation	215,337	-
Changes in operating assets and liabilities:
Billed accounts receivable	-	122,925
Unbilled accounts receivable	(129,584)	-
Income tax credit	(6,649)	-
Other receivables and prepayments	1,050	-
Receipt in advance	-	78,413
Income tax payable	(203,262)	(91,848)
Other payables and accrued liabilities	(31,746)	(19,014)

Net cash (used in) provided by operating activities	(188,437)	168,161

Cash flows from investing activities:
Purchase of property, plant and equipment	-	(138,163)
Net cash used in investing activities	-	(138,163)

Cash flows from financing activities:
Advance from a stockholder	49,585	1,363,931
Net cash provided by financing activities	49,585	1,363,931

Foreign currency translation adjustment	46,465	21,340
NET CHANGE IN CASH AND CASH EQUIVALENTS	(92,387)	1,415,269

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,775,361	1,186,921

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,682,974	$2,602,190

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$301,325	$122,584
Cash paid for interest expenses	$-	$-

See accompanying notes to condensed consolidated financial statements.

ENVIRONMENT ECOLOGY HOLDING COMPANY OF CHINA
(FORMERLY DISPATCH AUTO PARTS, INC.)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007
 (Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Series “A” Preferred Stock		Common stock
	No. of shares	Amount	No. of shares	Amount	Additional paid-in capital	Deferred compensation	Stock subscription receivable	Accumulated other comprehensive income	Statutory reserve	Retained earnings	Total equity

Balance as of July 1, 2007	100,000	$100	28,662,114	$28,662	$1,151,049	$(236,250)	$-	$168,372	$155,661	$1,406,896	$2,674,490

Compensation expense related to stock options	-	-	-	-	258,020	(106,433)	-	-	-	-	151,587

Issuance of common stock upon exercise of stock options	-	-	2,000,000	2,000	763,000	-	(765,000)	-	-	-	-

Rent expense for office maintained by a major shareholder, non-cash	-	-	-	-	6,349	-	-	-	-	-	6,349

Amortization of deferred compensation	-	-	-	-	-	63,750	-	-	-	-	63,750

Net loss for the period	-	-	-	-	-	-	-	-	-	(77,175)	(77,175)

Foreign currency translation adjustment	-	-	-	-	-	-	-	35,827	-	-	35,827

Balance as of September 30, 2007	100,000	$100	30,662,114	$30,662	$2,178,418	$(278,933)	$(765,000)	$204,199	$155,661	$1,329,721	$2,854,828

See accompanying notes to condensed consolidated financial statements.

ENVIRONMENT ECOLOGY HOLDING COMPANY OF CHINA
(FORMERLY DISPATCH AUTO PARTS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007
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

The condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to our annual audited consolidated financial statements for the preceding fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto contained in the Annual Report on Form 10-KSB for the year ended June 30, 2007.

NOTE 2 ORGANIZATION AND BUSINESS BACKGROUND

Environment Ecology Holding Company of China (the “Company”) was incorporated under the laws of the State of Florida on September 14, 1989 as “First New York Investments, Inc.” On November 25, 1996, the Company changed its name to “Computer Access International, Inc.” On March 31, 2005, the Company changed its name to “Dispatch Auto Parts, Inc.” On November 2, 2007, the Company further changed its name to “Environment Ecology Holding Company of China.”

The Company, through its subsidiaries, mainly engages in the provision of landscape engineering service in the PRC.

On November 8, 2006, the Company entered a stock exchange transaction with Shaanxi Lv Bao Environmental Eco Industry Management Ltd. (“Lv Bao”) and the transaction was effectively completed on February 6, 2007.  Lv Bao was registered as a limited liability company in the People’s Republic of China (the “PRC”) on August 11, 2006 with its principal place of business in Xian City, Shaanxi Province, the PRC.  Its registered capital is Renminbi Yuan (“RMB”) 5,000,000 (equivalent to $628,773).  Its principal activity was investment holding in Shaanxi Li Bao Sheng Tai Ke Ji Gu Fen You Xian Gong Si (“Li Bao”). Upon completion of the plan of exchange, Lv Bao became a wholly-owned subsidiary of the Company.

On August 30, 2006, Lv Bao entered into an acquisition agreement with Shaanxi Li Bao Sheng Tai Ke Ji Gu Fen You Xian Gong Si (“Li Bao”) to transfer the aggregate equity interest of 93.57% in Li Bao at no consideration.  Li Bao was registered as a limited liability company in the PRC on November 27, 2002 with a registered capital of $8,855,135 (equivalent to RMB70,000,000) and with its principal place of business in Shaanxi Province, the PRC. Its principal activity was engaged in landscape engineering service.

These transactions have been accounted for as a reverse acquisition and recapitalization of the Company, through a wholly-owned subsidiary, Lv Bao, whereby Li Bao is deemed to be the ultimate accounting acquirer (legal acquiree) and the Company to be the ultimate accounting acquiree (legal acquirer).  The accompanying consolidated financial statements are in substance those of Li Bao, with the assets and liabilities, and revenues and expenses, of the Company and Lv Bao being included effective from the date of stock exchange transaction.  The Company is deemed to be a continuation of the business of Li Bao.  Accordingly, the accompanying consolidated financial statements include the following:

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

The Company, Lv Bao and Li Bao are hereinafter referred to as (the “Company”).

ENVIRONMENT ECOLOGY HOLDING COMPANY OF CHINA
(FORMERLY DISPATCH AUTO PARTS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 3SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

●	Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported.  Actual results may differ from these estimates.

●	Basis of consolidation

The consolidated financial statements include the financial statements of the Company, Lv Bao and Li Bao.

All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

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

ENVIRONMENT ECOLOGY HOLDING COMPANY OF CHINA
(FORMERLY DISPATCH AUTO PARTS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

●	Billed and unbilled accounts receivable and allowance for doubtful accounts

The Company generally bills its customers under its long term contracts pursuant to billing schedules contained in the contracts or, upon completion of agreed milestones or deliveries, with each milestone or delivery typically having a value specified in the contract. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of September 30, 2007, an allowance for doubtful accounts $105,739 was required.

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

Long-lived assets primarily include property, plant and equipment. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results. There has been no impairment as of September 30, 2007.

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

The Company accounts for income taxes in interim periods as required by Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” and as interpreted by FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods.”  The Company has determined an estimated annual effective tax rate.  The rate will be revised, if necessary, as of the end of each successive interim period during the Company’s fiscal year to the Company’s best current estimate. The estimated annual effective tax rate is applied to the year-to-date ordinary income at the end of the interim period.

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

ENVIRONMENT ECOLOGY HOLDING COMPANY OF CHINA
(FORMERLY DISPATCH AUTO PARTS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

●	Net income per share

The Company calculates net income (loss) per share in accordance with SFAS No. 128,“Earnings per Share”.  Basic income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period.  Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

●	Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the condensed consolidated statement of operations.

The reporting currency of the Company is the United States dollar ("US dollars"). The Company's subsidiaries in the PRC, Li Bao and Lv Bao maintain their books and records in the local currency, the Renminbi (“RMB”), which is functional currency as being the primary currency of the economic environment in which these entities operate.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US dollars are translated into US dollars, in accordance with SFAS No 52, “Foreign Currency Translation”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

●	Stock-based compensation

The Company adopts SFAS No. 123R,“Accounting for Stock-Based Compensation” using the fair value method.  Under SFAS No. 123R, stock-based compensation expense is measured at the grant date based on the value of the option or restricted stock and is recognized as expense, less expected forfeitures, over the requisite service period.

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

The Company’s financial instruments primarily include cash and cash equivalents, billed accounts receivable, unbilled accounts receivable, other receivables and prepayments, accounts payable, income tax payable, other payables and accrued liabilities.

As of the balance sheet date, the estimated fair values of financial instruments were not materially different from their carrying values as presented due to short maturities of these instruments.

ENVIRONMENT ECOLOGY HOLDING COMPANY OF CHINA
(FORMERLY DISPATCH AUTO PARTS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

●	Recently issued accounting standards

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN48 on January 1, 2007. The adoption of FIN 48 did not have an effect on the results of operations or financial condition. The Company did not have any unrecognized tax benefits as of September 30, 2007.

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115,“Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. Management is currently evaluating the impact of SFAS 159, if any, on the Company’s financial statements.

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

	September 30, 2007	June 30, 2007
	(unaudited)	(audited)

Billed accounts receivable, gross	$211,478	$207,906

Less: allowance for doubtful accounts	(105,739)	(103,953)
Billed accounts receivable, net	$105,739	$103,953

NOTE 5 PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	September 30, 2007	June 30, 2007
	(unaudited)	(audited)

Leasehold improvement	$157,348	$157,348
Plant and machinery	442,713	442,713
Motor vehicles	188,670	188,670
Office equipment	40,467	40,467
Foreign currency translation adjustment	53,132	38,232
	882,330	867,430

Less: accumulated depreciation	(405,831)	(379,780)
Less: foreign currency translation adjustment	(23,724)	(16,690)
Property, plant and equipment, net	$452,775	$470,960

Depreciation expense for the three months ended September 30, 2007 and 2006 were $26,051 and $23,644, respectively.

ENVIRONMENT ECOLOGY HOLDING COMPANY OF CHINA
(FORMERLY DISPATCH AUTO PARTS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 6 AMOUNT DUE TO A STOCKHOLDER

The amount due to a stockholder, Mr. Liu, Sheng Li represented unsecured advances which was interest-free and repayable in next twelve months.  The imputed interest on the amount due to a stockholder was not significant.

NOTE 7 OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	September 30, 2007	June 30, 2007
	(unaudited)	(audited)

Government levy payable	$22,545	$29,257
Accrued payments to vendors and contract related accruals	13,541	13,863
Welfare payable	5,571	3,604
Accrued expenses	7,075	33,000
	$48,732	$79,724

The accrued payments to vendors and contract related accruals are primarily the accrual for the uncompleted contracts as of September 30, 2007.  These accruals are expected to be paid in the next quarter.

NOTE 8 INCOME TAXES

The Company is registered in the United States of America and has operations in 2 tax jurisdictions: the United States of America and the PRC. The operation in the United States of America has incurred net operating losses for income tax purposes. The Company generated substantially its net income from its PRC operation through the subsidiaries in the PRC and has recorded income tax provision for the three months ended September 30, 2007 and 2006.

The components of income before income taxes and minority interest separating U.S. and PRC operations are as follows:
	Three months ended September 30,
	2007	2006

Loss subject to U.S. operation	$(240,047)	$-
Income subject to PRC operation	265,478	89,127
Income before income taxes and minority interest	$25,431	$89,127

United States of America

The Company is registered in the State of Florida and is subject to United States of America tax law.

As of September 30, 2007, the U.S. operation had $555,101 of net operating losses available for federal tax purposes, which are available to offset future taxable income. The net operating loss carry forwards begin to expire in 2027. The Company has provided for a full valuation allowance for any future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

ENVIRONMENT ECOLOGY HOLDING COMPANY OF CHINA
(FORMERLY DISPATCH AUTO PARTS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The PRC

All the Company’s PRC subsidiaries are subject to the Enterprise Income Tax governed by the Income Tax Law of the People’s Republic of China. Under the PRC Income Tax Laws, both companies are generally subject to enterprise income tax (“EIT”) at a statutory rate of 33% (30% national income tax plus 3% local income tax).

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes stated in the consolidated statements of operations for the three months ended September 30, 2007 and 2006 are as follows:

	Three months ended September 30,
	2007	2006

Income before income taxes and minority interest	$265,478	$93,140
Statutory income tax rate	33%	33%
	87,608	30,736
Less: items not subject to tax purpose
- Provisions and accrued liabilities	3,806	-
Income tax expenses	$91,414	$30,736

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of September 30, 2007:

	As of September 30,
	2007	2006

Deferred tax assets:
Net operating loss carryforwards	$196,046	$-
Less: valuation allowance	(196,046)	-
Net deferred tax assets	$-	$-

NOTE 9 STOCK-BASED COMPENSATION

(a)         Common stock issued for service rendered

On January 26, 2007, the Company issued 1,000,000 shares of common stock for business advisory services to Greentree Financial Group, Inc, in a term of 2 years effective from July 1, 2006 ending June 30, 2008, The fair value of this stock issuance was determined using the fair value of the Company’s common stock on the grant date, at a price of $0.51 per share.  The Company calculated the cost of $ 510,000 at its fair value and recognized $63,750 to the consolidated statements of operations for the three months ended September 30, 2007.  As of September 30, 2007, the unrecognized cost is recorded as deferred compensation amounting to $172,500.

(b)         2007 Benefit Plan

On July 13, 2007, the Company approved the 2007 Benefit Plan (“2007 Plan”). Pursuant to the 2007 plan, the Company would grant a maximum of 5,000,000 share options to employees and non-employee eligible individuals, either as non-statutory stock option or incentive stock option.

On August 13, 2007, the Company authorized to grant a total of 2,000,000 options to 3 consultants for service to be rendered under the 2007 Plan. All of the options were exercisable at 75% of the market price at the time of exercise for a period of 1 year from grant date and have a life of 1 year. All options will vest immediately upon the exercise hereof.

ENVIRONMENT ECOLOGY HOLDING COMPANY OF CHINA
(FORMERLY DISPATCH AUTO PARTS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

A schedule of the options as of September 30, 2007 is as follows:
	No. of options	Weighted average exercise price

Options outstanding as of July 1, 2007	-	$-
Granted in August 2007	2,000,000	0.3825
Exercised in August 2007	(2,000,000)	0.3825

Options outstanding as of September 30, 2007	4,547,000	$-

Options exercisable as of September 30, 2007	-	$-

The weighted-average grant-date fair value of options granted during the period ended September 30, 2007 were $0.129 per share. These options were valued at an aggregate of $258,020 at the weighted average exercise price of $0.3825 and to be amortized over a weighted average service period of 2.2 years. The fair value for the options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate (per annum)	4.75%
Expected life (in years)	0.08
Expected volatility	0%
Expected dividend yield	0%

The Company recognized $151,587 of stock-based compensation to operations for the three months ended September 30, 2007 by applying the fair value method in accordance with SFAS No. 123R.

As of September 30, 2007, there was $106,433 of unrecognized non-cash compensation cost related to services to be rendered in future periods, which will be recognized on a straight-line basis, over a weighted average period of 2.2 years.

On August 30, 2007, the aggregate amount of 2,000,000 options was exercised at $0.3825, which represented 75% of the market price as of August 31, 2007. During the period ended September 30, 2007, 2,000,000 shares were issued with a fair value of $765,000 in exchange for services rendered.  $2,000 was recorded as an increase in common stock for par value and $763,000 in additional paid in capital. The receipt of cash for stock subscriptions receivable was $760,000.

NOTE 10 CONCENTRATION AND RISK

(a)           Major customers and vendors

For the three months ended September 30, 2007 and 2006, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues and purchases were derived from customers and vendors located in the PRC.

ENVIRONMENT ECOLOGY HOLDING COMPANY OF CHINA
(FORMERLY DISPATCH AUTO PARTS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

For the three months ended September 30, 2007, customers and vendors who accounted for 10% or more of revenues and purchases are presented as follows:

Customer		Revenues	Percentage of revenues		Accounts receivable

Customer A		$1,151,634	99%		$-

Vendors		Purchases	Percentage of purchases		Accounts payable

Vendor A		$350,512	46%		$80,043
Vendor B		341,253	45%		320,170
	Total:	$691,765	91%	Total:	$400,213

For the three months ended September 30, 2006, customers and vendors who accounted for 10% or more of revenues and purchases are presented as follows:

Customers		Revenues	Percentage of revenues		Accounts Receivable

Customer B		$204,217	49%		$-
Customer C		81,963	20%		-
Customer D		78,195	19%		-
	Total:	$364,375	88%	Total:	$-

Vendors		Purchases	Percentage of purchases		Accounts Payable

Vendor C		$147,012	51%		$-
Vendor D		53,349	18%
Vendor E		51,639	18%		-
	Total:	$252,000	87%	Total:	$-

(b)         Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable.  The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

ENVIRONMENT ECOLOGY HOLDING COMPANY OF CHINA
(FORMERLY DISPATCH AUTO PARTS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 11 COMMITMENTS

The Company currently does not have any formal rent agreements. Mr. Liu, Sheng Li, the major shareholder of the Company maintained the office premises and provided office services without charge to the Company.  The Company recorded rent expense of $6,349 and $5,275 as a non-cash transaction at its current market fair value for the three months ended September 30, 2007 and 2006 and credited to additional paid-in capital, respectively.

NOTE 12 SUBSEQUENT EVENTS

On November 2, 2007, the Company approved to change its name to “Environment Ecology Holding Company of China.”

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATION

    As used herein the terms "we", "us", "our," the “Registrant,” “DPPT” and the "Company" means, Environment Ecology Holding Company Of China, f/k/a Dispatch Auto Parts Inc., a Florida corporation. These terms also refer to our subsidiary corporations, Shaanxi Lv Bao Environmental Eco Industry Management Ltd. ("Lv Bao"), and Shaanxi Li Bao Sheng Tai Ke Ji Gu Fen You Xian Gong Si (“Li Bao”), both of which organized and existing under the laws of the Peoples’ Republic of China acquired in February 2007.

GENERAL DESCRIPTION OF BUSINESS

    We were incorporated on September 14, 1989 under the name First New York Investment, Inc. On November 25, 1996, we filed an amendment to the Articles of Incorporation with the Secretary of State of Florida to change the corporate name to Computer Access International, Inc. On or about March 4, 2005, we formed a wholly-owned subsidiary, Dispatch Auto Parts II, Inc. ("Dispatch II") and invested $6,000 to pay for Dispatch II's organizational expenses and funding of the initial operations of Dispatch II. After the incorporation, we changed our corporate name to Dispatch Auto Parts, Inc. and began the wholesale business for automotive parts and accessories. Dispatch II was disposed on February 14, 2007 pursuant to the agreement between us, Dispatch II and Daniel Slocum, our former president. On May 8, 2007, we filed an amendment to the Articles of Incorporation with the Secretary of State of Florida to change the corporate name to Environment Ecology Holding Company of China for more accurate description of our current operations and to be consistent with our marketing efforts in the landscaping construction and design industry.

    On November 8, 2006, DPPT (acquiree) executed a Plan of Exchange with Lv Bao (acquirer), the shareholders of Lv Bao and the Majority Shareholder of the DPPT, pursuant to which DPPT issued the new 26,000,000 investment shares of Common Stock and 100,000 shares of our Preferred Stock to the Lv Bao shareholders pursuant to Regulation S under the Securities Act of 1933, as amended, in exchange for all of their shares of registered capital of Lv Bao. As a result, Lv Bao, and its 93.57%-owned subsidiary, Li Bao, became the subsidiaries of DPPT. The transaction was treated for accounting purposes as a capital transaction and recapitalization by the accounting acquirer and as a re-organization by the accounting acquiree.

    Since the completion of the Plan of Exchange, which was on February 6, 2007, we have continued operations of Li Bao. The Company is experienced in urban landscaping industry. The landscaping projects include landscape construction and maintenance for public parks, communities, schools, memorials, convention centers, squares, hotels, highway's side view, and so on, some of which were granted as landmarks in the local cities. The detailed services cover:

•	gardeners
•	landscape contractors
•	landscape architects
•	irrigation experts
•	pest management professionals/applicators
•	arborists
•	sod growers
•	golf course maintenance staff and suppliers
•	groundskeepers
•	botanical gardens

Before the commencement of the landscape construction, the Company provides the clients with floor plans, effect layout, and construction blueprint, and gets the approval for their design from the clients. The Company has its own designers experienced in landscaping. The effects from humanism, history and local climate will be integrated in the design. The Company also has self-owned equipment for landscape construction and maintenance projects, including five large tractors, two lawn mowers, three automatic sprinkling irrigators, one compactor, two watering trucks, two separating-sowing machines, drilling machines and various trucks for different functions. Attributing to the Company's competence and reputation, the Company has a 20% market share in Xi An City and an 8% market share in Northwest China, per a comprehensive evaluation from the Shaanxi Construction Bureau in 2006.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007

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

Billed and unbilled accounts receivable

The Company generally bills its customers under its long term contracts pursuant to billing schedules contained in the contracts or, upon completion of agreed milestones or deliveries, with each milestone or delivery typically having a value specified in the contract. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of September 30, 2007, an allowance for doubtful accounts $105,739 was required.

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

Revenues

Net revenues were $1,155,964 for the three months ended September 30, 2007, compared to net revenues of $419,231 for the three months ended September 30, 2006. The sales revenues were due primarily to the landscaping construction and maintenance projects. The Company usually provides the clients with full services including design, construction and maintenance. The Company has its own designers experienced in landscaping. The effects from humanism, history and local climate will be integrated in the design. The documents provided by the Company include the floor plan, effect layout, construction blueprint. The profit margin due to the project design ranges from 1% to 5%, which was included in the contract price without separate charge. The construction will be conducted by the Company after the construction blueprint is approved by the clients. The profit margin due to the project construction is approximately 30%.

The lifecycle of a project is determined by the project's magnitude, which would be clearly described in the contracts case by case. In most cases, the construction periods could cover two years, including construction in the first year and maintenance in the second year. The Company applies the percentage-of-completion method to recognize revenues for the projects. Therefore, approximately 90% of the contract amount will be recognized in the first year according to the percentage of completion, and approximately 10% of the contract amount will be recognized in the second year of the project reflecting the maintenance services. During the three months ended September 30, 2007, approximately 100% of revenues were due to one landscape construction project signed on April, 2007, which is expected to be completed on December, 2008.

Cost of Revenue

Cost of revenue primarily includes purchase of raw materials, sub-contracting charges and direct overhead. Cost of plants and direct labor would be examples of cost of revenue. In addition, cost of revenue will be affected by the amendment of initially approved proposals due to either the clients' request or overages encountered during the construction process. Such overages will include additional underground construction, the complexity of the environment, and the survival rate of the plants. During the three months ended September 30, 2007, we had $761,817 in cost of revenues, which was approximately 66.0% of revenues in the same period, compared to $289,078 in cost of revenues during the three months ended September 30, 2006, or approximately 68.9% of revenues in same period. The cost of revenue as a percentage of revenue was constant during the three months ended September 30, 2007 and 2006 due to the stable price in the cost components. The Company expects to lower the cost of revenue by devoting more time to consulting services in the future.

Income / Loss

The Company had net loss of $77,175 for the three months ended September 30, 2007, compared to the net income of $45,630 for the same period ended September 30, 2006. The net loss during the three months ended September 30, 2007 due primarily to the non-cash consulting and professional expenses of $215,337, of which $63,750 resulting from the issuance of 1,000,000 shares of common stock for business advisory services in a term of 2 years effective from July 1, 2006 ending June 30, 2008, which were valued based on the market price on the date of the stock issued and booked pro rata within the relative service periods, and $151,587 resulting from a total of 2,000,000 options granted to 3 consultants for services rendered under the 2007 Benefit Plan, which were valued at the date of grant using the Black-Scholes option pricing model and booked pro rata within the relative service periods. The net income in the same period ended September 30, 2006 primarily attributable to the small operating expenses. The Company did not have such cash and non-cash consulting expenses during the three months ended September 30, 2006 because the process of reverse merger did not commence until November 2006.

Expenses

Selling, general and administrative expenses for the three months ended September 30, 2007 and 2006 were $368,753 and $50,701, respectively. The increase by $318,502 in operating expenses in the three months ended September 30, 2007 was attributable to consulting and professional fees of $226,612 incurred primarily from the quarterly report review and related services, and non-cash compensation of $215,337, of which $63,750 resulting from the issuance of 1,000,000 shares of common stock for business advisory services in a term of 2 years effective from July 1, 2006 ending June 30, 2008, which were valued based on the market price on the date of the stock issued and booked pro rata within the relative service periods, and $151,587 resulting from a total of 2,000,000 options granted to 3 consultants for services to be rendered under the 2007 Benefit Plan, which were valued at the date of grant using the Black-Scholes option pricing model and booked pro rata within the relative service periods. The Company did not have such cash and non-cash consulting expenses during the three months ended September 30, 2006 because the process of reverse merger did not commence until November 2006.

The other selling, general and administrative expenses during the three months ended September 30, 2007 were $142,141, increasing by $91,440 compared to other selling, general and administrative expenses of $50,701 during the same period ended September 30, 2006. The components of other selling, general and administrative expenses included salaries, traveling and office expenses, bank charges in both years.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations during these periods. The Company believes that the Company can offset inflationary increases in the cost of revenue by increasing revenue and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows used in operating activities were $188,437 for the three months ended September 30, 2007, compared to cash flows provided by operating activities were $168,161 for the three months ended September 30, 2006. Cash flows used in operations during the three months ended September 30, 2007 were due primarily to the increase in unbilled accounts receivable by $129,584, the decrease in income tax payable by $203,262, and the decrease in other payables and accrued expenses by $31,746.

During the three months ended September 30, 2007, no change in billed accounts receivable. The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions.  The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible.  If actual collections experience changes, revisions to the allowance may be required.

The Company applies the percentage-of-completion method under SOP81-1 to recognize revenues for landscape design and engineering projects. As of September 30, 2007, there were three uncompleted contracts with total contract value of approximately $4,882,748 and their expected completion dates will be from December 2007 to February 2008. $231,198 of invoices was unbilled for these contracts and which will be billed as soon as the clients agree with the progress of the projects.

Uncompleted contracts – As of September 30, 2007

	Contract value	% of completion	Expected completion date	Billed AR	Unbilled AR

Contract A	2,718,596	63%	February, 2008	-	243,688
Contract B	1,359,855	58%	December, 2007	-	(268,398)
Contract C	804,297	92%	December, 2007	-	166,309
	4,882,748				141,599

Unbilled AR brought forward relating to completed contracts

	Contract value	% of completion	completion date	Billed AR	Unbilled AR

Contract D	742,380	100%	December, 2006	-	62,223
Contract E	406,245	100%	December, 2006	-	27,376
	1,148,625				89,599

			Total of unbilled AR		231,198

There was no cash flow from investing activities for the three months ended September 30, 2007. Cash flows used in investing activities for the three months ended September 30, 2006 were $138,163 due primarily to the purchase of property and equipment during this period.

Cash flows provided by financing activities were $49,585 and $1,363,931 for the three months ended September 30, 2007 and 2006, respectively, due primarily to advance from a shareholder for both periods.

The Company projects that the Company will need additional capital to fund operations over the next 12 months. The Company anticipates the Company will need an additional $1,500,000 in working capital during fiscal year of 2007 and $2,000,000 for the two years thereafter.

Overall, the Company has funded its cash needs during the three months ended September 30, 2007 from the receipt of revenues. If the Company is unable to maintain profitability, the Company may need to rely on financing from related parties and outside sources through debt or equity transactions. The Company's related parties are under no legal obligation to provide the Company with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

The Company had cash of $2,682,974 on hand and a working capital of $2,554,289 as of September 30, 2007. Currently, the Company has enough cash to fund its operations for about six months. This is based on current cash flows from operating activities and projected revenues. Also, if the projected revenues fall short of needed capital the Company may not be able to sustain its capital needs. The Company will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. The Company's current level of operations would require capital of approximately $1,500,000 to sustain operations through fiscal year of 2007 and approximately $2,000,000 per year thereafter. Modifications to the Company's business plans may require additional capital to operate. For example, if the Company is unable to raise additional capital in the future the Company may need to curtail is number of projects offers or limit its marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for the Company. In addition, there can be no assurance that additional capital will be available to the Company when needed or available on terms favorable.

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

The Company's success will be dependent upon implementing its plan of operations and the risks associated with its business plans. The Company was engaged in landscape construction and design industry. The Company plans to strengthen its position in landscaping markets. The Company also plans to expand its operations through aggressively marketing its projects.

ITEM 3. CONTROLS AND PROCEDURES.

    We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and our Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures. Our controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 13, 2007, the Company approved the 2007 Benefit Plan (“2007 Plan”). Pursuant to the 2007 plan, the Company would grant a maximum of 5,000,000 share options to employees and non-employee eligible individuals, either as non-statutory stock option or incentive stock option.

On August 13, 2007, the Company authorized to grant a total of 2,000,000 options to 3 consultants for service to be rendered under the 2007 Plan. All of the options were exercisable at 75% of the market price at the time of exercise for a period of 1 year from grant date and have a life of 1 year. All options will vest immediately upon the exercise hereof.

The weighted-average grant-date fair value of options granted during the period ended September 30, 2007 were $0.129 per share. These options were valued at an aggregate of $258,020 at the weighted average exercise price of $0.3825 and to be amortized over a weighted average service period of 2.2 years. The fair value for the options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate (per annum)	4.75%
Expected life (in years)	0.08
Expected volatility	0%
Expected dividend yield	0%

The Company recognized $151,587 of stock-based compensation to operations for the three months ended September 30, 2007 by applying the fair value method in accordance with SFAS No. 123R.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

    A preliminary Schedule 14C information statement was filed with the Securities and Exchange Commission to disclose a proposed corporate name change from "Dispatch Auto Parts Inc." to "Environment Ecology Holding Company Of China". A definitive Schedule 14C was filed with the Securities and Exchange Commission on November 2, 2007, which was mailed to our shareholders subsequently.

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

ENVIRONMENT ECOLOGY HOLDING COMPANY OF CHINA

Date: November 13, 2007	By:	/s/ Liu, Sheng Li
Liu, Sheng Li President

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002