Form 10QSB
period 2007-12-31
ENVIRONMENT ECOLOGY HOLDING CO OF CHINA
filed 2008-02-19
CIK 1352419

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended December 31, 2007

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

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

(8629) 8726-5109
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act). Yes [ ] No [x]

Number of shares of common stock outstanding as of February  15, 2008:   30,662,114
Number of shares of preferred stock outstanding as of February 15, 2008:       100,000

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

ITEM 1. CONSOLIDATEDFINANCIAL STATEMENTS
2007 15:00PM
ENVIRONMENT ECOLOGY HOLDING COMPANY OF CHINA (FORMERLY DISPATCH AUTO PARTS, INC.) (Unaudited) Condensed Consolidated Financial Statements For The Six Months Ended December 31, 2007

ENVIRONMENT ECOLOGY HOLDING COMPANY OF CHINA
(FORMERLY DISPATCH AUTO PARTS, INC.)

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of December 31, 2007 and June 30, 2007	F-5
Condensed Consolidated Statements of Operations And Comprehensive Income for the six months ended December 31, 2007	F-6
Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2007	F-7
Condensed Consolidated Statements of Stockholders’ Equity for the six months ended December 31, 2007	F-8
Notes to Condensed Consolidated Financial Statements	F-9 to F-18

ENVIRONMENT ECOLOGY HOLDING COMPANY OF CHINA
(FORMERLY DISPATCH AUTO PARTS, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 AND JUNE 30, 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	December 31, 2007	June 30, 2007
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$4,285,122	$2,775,361
Billed accounts receivable, net	77,779	103,953
Unbilled accounts receivable	-	98,804
Amount due from a stockholder	-	39,080
Deferred tax assets	76,483	-
Other receivables and prepayments	61,526	2,100

Total current assets	4,500,910	3,019,298

Property, plant and equipment, net	437,114	470,960
Intangible asset	164,069	-

TOTAL ASSETS	$5,102,093	$3,490,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$266,963	$393,455
Receipt in advance	231,766	-
Customer deposits	511,039	-
Income tax payable	171,854	201,545
Amount due to a stockholder	33,924	-
Other payables and accrued liabilities	271,707	79,724

Total current liabilities	1,487,253	674,724

MINORITY INTEREST	186,185	141,044

Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000 shares authorized; 100,000 shares issued and outstanding	100	100
Common stock, $0.001 par value; 100,000,000 shares authorized; 30,662,114 and 28,662,114 shares issued and outstanding as of December 31 and June 30, 2007	30,662	28,662
Additional paid-in capital	2,184,921	1,151,049
Deferred compensation	(199,056)	(236,250)
Stock subscription receivable	(765,000)	-
Accumulated other comprehensive income	289,777	168,372
Statutory reserve	155,661	155,661
Retained earnings	1,731,590	1,406,896

Total stockholders’ equity	3,428,655	2,674,490

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,102,093	$3,490,258

See accompanying notes to condensed consolidated financial statements.

ENVIRONMENT ECOLOGY HOLDING COMPANY OF CHINA
(FORMERLY DISPATCH AUTO PARTS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006
 (Currency expressed in United States Dollars (“US$”))
(unaudited)

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006

REVENUES, NET	$2,030,058	$1,632,711	$3,186,022	$2,051,942

COST OF REVENUE	1,379,544	1,034,100	2,141,361	1,323,178

GROSS PROFIT	650,514	598,611	1,044,661	728,764

OPERATING EXPENSES:
Consulting and professional fees	91,357	-	317,969	-
Research and development	93,180	-	93,180	-
(Reversal of) allowance for doubtful accounts	(106,116)	-	(106,116)	-
General and administrative	35,827	42,229	177,968	92,930
Total operating expenses	114,248	42,229	483,001	92,930

INCOME FROM OPERATIONS	536,266	556,382	561,660	635,834

OTHER INCOME:
Interest income	782	51	819	101

INCOME BEFORE INCOME TAXES	537,048	556,433	562,479	635,935

Income tax expenses	(101,230)	(179,123)	(192,644)	(209,859)
Minority interest	(33,949)	(24,261)	(45,141)	(27,397)

NET INCOME	$401,869	$353,049	$324,694	$398,679

Other comprehensive income:
- Foreign currency translation gain	85,578	34,830	121,405	60,064

COMPREHENSIVE INCOME	$487,447	$387,879	$446,099	$458,743

Net income per share – Basic and diluted	$0.01	$0.01	$0.01	$0.01

Weighted average number of shares outstanding during the period – Basic and diluted	30,662,114	28,662,114	29,995,447	28,662,114

See accompanying notes to condensed consolidated financial statements.

ENVIRONMENT ECOLOGY HOLDING COMPANY OF CHINA
(FORMERLY DISPATCH AUTO PARTS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006
 (Currency expressed in United States Dollars (“US$”))
(unaudited)

	Six months ended December 31,
	2007	2006
Cash flows from operating activities:
Net income	$324,694	$398,679
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	52,736	47,385
Reversal of allowance for doubtful accounts	(106,116)	-
Minority interest	45,141	27,397
Rent expense, non cash	12,852	10,620
Stock based compensation	295,214	-
Deferred tax benefit	(108,175)	-
Changes in operating assets and liabilities:
Billed accounts receivable	136,070	228,787
Unbilled accounts receivable	100,859	(328,538)
Other receivables and prepayments	(58,146)	-
Accounts payable	(140,230)	379,291
Receipt in advance	226,945	(110,850)
Customer deposits	500,408	-
Income tax payable	(4,176)	37,773
Other payables and accrued liabilities	24,852	(18,413)

Net cash provided by operating activities	1,302,928	672,131

Cash flows from investing activities:
Purchase of property, plant and equipment	-	(139,074)
Net cash used in investing activities	-	(139,074)

Cash flows from financing activities:
Cash received from reverse acquisition	-	624,495
Advance from a stockholder	59,984	1,445,622
Net cash provided by financing activities	59,984	2,070,117

Foreign currency translation adjustment	146,849	54,034
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,509,761	2,657,208

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,775,361	562,426

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,285,122	$3,219,634

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$196,820	$172,086
Cash paid for interest expenses	$-	$-

See accompanying notes to condensed consolidated financial statements.

ENVIRONMENT ECOLOGY HOLDING COMPANY OF CHINA
(FORMERLY DISPATCH AUTO PARTS, INC.)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2007
 (Currency expressed in United States Dollars (“US$”), except for number of shares)
(unaudited)

	Series “A” Preferred Stock		Common stock		Additional paid-in capital	Deferred compensation	Stock subscription receivable	Accumulated other comprehensive income	Statutory reserve	Retained earnings	Total equity
	No. of shares	Amount	No. of shares	Amount

Balance as of July 1, 2007	100,000	$100	28,662,114	$28,662	$1,151,049	$(236,250)	$-	$168,372	$155,661	$1,406,896	$2,674,490

Compensation expense related to stock options	-	-	-	-	258,020	(106,433)	-	-	-	-	151,587

Issuance of common stock upon exercise of stock options	-	-	2,000,000	2,000	763,000	-	(765,000)	-	-	-	-

Rent expense for office maintained by a major shareholder, non-cash	-	-	-	-	12,852	-	-	-	-	-	12,852

Amortization of deferred compensation	-	-	-	-	-	143,627	-	-	-	-	143,627

Net income for the period	-	-	-	-	-	-	-	-	-	324,694	324,694

Foreign currency translation adjustment	-	-	-	-	-	-	-	121,405	-	-	121,405

Balance as of December 31, 2007	100,000	$100	30,662,114	$30,662	$2,184,921	$(199,056)	$(765,000)	$289,777	$155,661	$1,731,590	$3,428,655

See accompanying notes to condensed consolidated financial statements.

ENVIRONMENT ECOLOGY HOLDING COMPANY OF CHINA
(FORMERLY DISPATCH AUTO PARTS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2007
(Currency expressed in United States Dollars (“US$”))
(unaudited)

NOTE－1	BASIS OF PRESENTATION

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

The condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to our annual audited consolidated financial statements for the preceding fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto contained in theAnnual Report on Form 10-KSB forthe yearended June 30, 2007.

NOTE－2	ORGANIZATION AND BUSINESS BACKGROUND

Environment Ecology Holding Company of China (the “Company”) was incorporated under the laws of the State of Florida on September 14, 1989 as“First New York Investments, Inc.” On November 25, 1996, the Company changed its name to “Computer Access International, Inc.” On March 31, 2005, the Company changed its name to “Dispatch Auto Parts, Inc.” On November 2, 2007, the Company further changed its name to “Environment Ecology Holding Company of China.”

On November 8, 2006, the Company entereda stock exchange transactionwith Shaanxi Lv Bao Environmental Eco Industry Management Ltd. (“Lv Bao”) and the transaction was effectively completed on February 6, 2007. Lv Bao was registered as a limited liability company in the People’s Republic of China (the “PRC”) on August 11, 2006 with its principal place of business in Xian City, Shaanxi Province, the PRC. Its registered capital is Renminbi Yuan (“RMB”) 5,000,000 (equivalent to $628,773).  Its principal activity was investment holding in Shaanxi Li Bao Sheng Tai Ke Ji Gu Fen You Xian Gong Si (“Li Bao”). Upon completion of the plan of exchange, Lv Bao became a wholly-owned subsidiary of the Company.

On August 30, 2006, the owners of LvBao entered intoan exchangeagreementwith the owners of Li Bao. This exchange transaction involved that Li Bao’s equity owners transferredthe aggregate equity interest of 93.57% of the registered capital of Li Bao (equivalentto RMB65,500,000) to Lv Bao. The transaction was an exchange of shares and no cashor other assets were exchanged in the transactionwas taken place. Upon the completion of the equity transfer, Li Bao became an operating subsidiaryof Lv Bao with 93.57% controlling interest.

Thesetransactions have been accounted for as a reverse acquisition and recapitalization of the Company, through a wholly-owned subsidiary, Lv Bao, whereby Li Bao is deemed to be the ultimate accounting acquirer (legal acquiree) and the Company to be the ultimate accounting acquiree (legal acquirer).

The Company, through its subsidiaries, mainly engages in the provision of landscape engineering service in the PRC.

In September 2007, Li Bao acquired the technical know-how on the Walnut Plantation Technology from an independent party, the Research Center in the PRC at its historical value of $164,069 (equivalent to RMB1,200,000). Starting from January 1, 2008, the Company has commenced in the operation in Walnut plantation.

The Company, Lv Bao and Li Baoare hereinafter referred to as (the “Company”).

ENVIRONMENT ECOLOGY HOLDING COMPANY OF CHINA
(FORMERLY DISPATCH AUTO PARTS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2007
(Currency expressed in United States Dollars (“US$”))
(unaudited)

NOTE－3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

●	Use of estimates

Inpreparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periodsreported. Actual results may differfrom these estimates.

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

The Company generally bills its customers under its long term contracts pursuant to billing schedules contained in the contracts or, upon completion of agreed milestones or deliveries, with each milestone or delivery typically having a value specified in the contract. An allowance for doubtful accounts is established and determinedbased on managements’assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of December 31, 2007, the Company has determined that no allowance for doubtful accounts is necessary.

Unbilled accounts receivable comprise principally amounts of revenue recognized on contracts for which invoices have not been issued. It is expected that all unbilled accounts receivable balances will be billed in the nexttwelvemonths.

ENVIRONMENT ECOLOGY HOLDING COMPANY OF CHINA
(FORMERLY DISPATCH AUTO PARTS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2007
(Currency expressed in United States Dollars (“US$”))
(unaudited)

●	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Depreciable life	Residual value
Leasehold improvement	10 years	5%
Plant and machinery	10 years	5%
Motor vehicles	10 years	5%
Office equipment	5 years	5%

Expenditure for maintenance and repairs is expensed as incurred.

●	Intangible asset

Intangible asset refers to the purchased technical know-how in the Walnut plantation technology acquired from the Research Center in the PRC, an independent party at its historical cost. Purchased technical know-how includes secret formulas, manufacturing processes, technical and procedural manuals, with an indefinite useful life. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, if an intangible asset is determined to have an indefinite useful life, it should not be amortized until its useful life is determined to be no longer indefinite. The asset’s remaining useful life should be reviewed each reporting period. If such an asset is later determined to have a finite useful life, the asset should be tested for impairment. That asset should then be amortized prospectively over its estimated remaining useful life and accounted for in the same way as intangible assets subject to amortization. An intangible asset that is not subject to amortization should be tested for impairment at least annually.

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts.

●	Valuation of long-lived assets

Long-lived assets primarily include property, plant and equipment and intangible asset. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results. There has been no impairment as of December 31, 2007.

●	Comprehensive income

SFAS No. 130, “Reporting Comprehensive Income”,establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during the periodfrom non-owner sources. Accumulated comprehensive income, as presented in the accompanying consolidated statement of stockholders’equity consists of changes in unrealized gains and losses onforeign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

ENVIRONMENT ECOLOGY HOLDING COMPANY OF CHINA
(FORMERLY DISPATCH AUTO PARTS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2007
(Currency expressed in United States Dollars (“US$”))
(unaudited)

●	Income taxes

The Companyaccounts for income taxes in interim periods as required by Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”and as interpreted by FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods.” The Companyhas determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during the Company’s fiscal year to the Company’s best current estimate. The estimated annual effective tax rate is applied to the year-to-date ordinary income at the end of the interim period.

The Company accounts for income tax using SFAS No. 109 “Accounting for Income Taxes”, which requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from losscarry-forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the consolidated statement of operations and comprehensive income in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

The Company also adoptsthe provisions of the Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”(“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company adopted FIN 48 and has determined that the adoption did not have an impact on the Company’s financial position, results of operations, or cash flows.

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

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other thanthe functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the condensed consolidated statement of operations.

The reporting currency of the Company is the United Statesdollar ("US dollars").The Company's subsidiaries in the PRC, Li Bao and Lv Baomaintain theirbooks and records in thelocal currency, the Renminbi (“RMB”), which is functional currency as being the primary currencyof the economic environment in which these entities operate.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currencyis not the US dollars are translated into US dollars, in accordance with SFAS No 52,“Foreign Currency Translation”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’equity.

●	Stock-based compensation

The Company adopts SFAS No. 123(R),“Share-Based Payment” using the fair value method. Under SFAS No. 123(R), the stock-based compensation is measured using the Black-Scholes Option-Pricing model on the date of grant. The fair value of stock-based compensation that is expected to vest is recognized using the straight-line method over the requisite service period.

●	Related parties

Parties, which can be a corporationor individual,are considered to be related if the Companyhas the ability, directly or indirectly, to control the other partyor exercise significant influence over the other partyin making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

ENVIRONMENT ECOLOGY HOLDING COMPANY OF CHINA
(FORMERLY DISPATCH AUTO PARTS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2007
(Currency expressed in United States Dollars (“US$”))
(unaudited)

●	Segment reporting

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. As of December 31, 2007, the Company operates one reportable segment.Starting from January 1, 2008, the Company has commenced the business in the Walnut plantation in the PRC.

●	Fair value of financial instruments

The Company values its financial instruments as required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The estimates presented herein are not necessarily indicative of amounts that the Company could realizein a current market exchange.

The Company’s financial instrumentsprimarilyinclude cashand cash equivalents, billed accounts receivable, unbilled accounts receivable, other receivables and prepayments, accounts payable,receipt in advance, customer deposits,income tax payable, other payables and accrued liabilities.

As of the balancesheet date, the estimatedfair values of financial instruments were not materially different from their carrying values as presented due to short maturities of these instruments.

●	Recently issued accounting standards

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities —Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115,“Accounting for Certain Investments in Debt and Equity Securities,”applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. Management is currently evaluating the impact of SFAS 159, if any, on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations”, or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. The CompanyexpectsSFAS No. 141R will have an impact on accounting for business combinations once adopted but theeffect is dependent upon acquisitions at that time. The Company isstill assessing the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51, or SFAS No. 160". SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15,2008. The Companybelievesthat SFAS 160 should not have a material impact on our financial position or results of operations.

ENVIRONMENT ECOLOGY HOLDING COMPANY OF CHINA
(FORMERLY DISPATCH AUTO PARTS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2007
(Currency expressed in United States Dollars (“US$”))
(unaudited)

NOTE－4	BILLED ACCOUNTS RECEIVABLE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required.

	December 31, 2007	June 30, 2007
	(unaudited)	(audited)

Billed accounts receivable, gross	$77,779	$207,906

Less: allowance for doubtful accounts	-	(103,953)
Billed accounts receivable, net	$77,779	$103,953

As of December 31, 2007, the Company has determined that no allowance for doubtful accounts was necessary and reversed an allowance of $106,116 during the period.

NOTE－5	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	December 31, 2007	June 30, 2007
	(unaudited)	(audited)

Leasehold improvement	$157,348	$157,348
Plant and machinery	442,713	442,713
Office equipment	188,670	188,670
Motor vehicles	40,467	40,467
Foreign translation difference	75,088	38,232
	904,286	867,430

Less: accumulated depreciation	(432,516)	(379,780)
Less: foreign translation difference	(34,656)	(16,690)
Property, plant and equipment, net	$437,114	$470,960

Depreciation expense for the three months ended December 31, 2007 and 2006 were $26,685 and $23,741, respectively.
Depreciation expense for the six months ended December 31, 2007 and 2006 were $52,736 and $47,385, respectively.

ENVIRONMENT ECOLOGY HOLDING COMPANY OF CHINA
(FORMERLY DISPATCH AUTO PARTS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2007
(Currency expressed in United States Dollars (“US$”))
(unaudited)

NOTE－6	INTANGIBLE ASSET

It represented the Walnut plantation technology acquired from an independent party, the Research Center in the PRC. This technical know-how is stated at the historical cost of $164,069 (approximately RMB1,200,000) with an indefinite useful life.

NOTE－7	AMOUNT DUE TO A STOCKHOLDER

The amount due to a stockholder, Mr. Liu, Sheng Li represented unsecured advances which was interest-free and repayable in next twelve months. The imputed interest on the amount due to a stockholder was not significant.

NOTE－8	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	December 31, 2007	June 30, 2007
	(unaudited)	(audited)

Government levy payable	$78,920	$29,257
Accrued payments to vendors and contract related accruals	13,877	13,863
Welfare payable	7,662	3,604
Payable for technical know-how	164,069	-
Accrued expenses	7,179	33,000
	$271,707	$79,724

ENVIRONMENT ECOLOGY HOLDING COMPANY OF CHINA
(FORMERLY DISPATCH AUTO PARTS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2007
(Currency expressed in United States Dollars (“US$”))
(unaudited)

NOTE－9	INCOME TAXES

The Company is registered in the United States of America and has operations in 2 tax jurisdictions: the United States of America and the PRC. The operation in the United States of America has incurred net operating losses for income tax purposes. The Company generated substantially its net income from its PRC operation through the subsidiaries in the PRC and has recorded income tax provision for the six months ended December 31, 2007 and 2006.

The provision for income taxes consists of the following:

	Six months ended December 31,
	2007	2006

Current tax	$300,819	$209,859
Deferred tax (benefit)	(108,175)	-
Income tax expenses	$192,644	$209,859

The components of income before income taxes and minority interest separating U.S. and PRC operations are as follows:

	Six months ended December 31,
	2007	2006

Loss from U.S. operation	$(332,196)	$-
Income from PRC operation	894,675	635,935
Income before income taxes and minority interest	$562,479	$635,935

United States of America

The Company is registered in the State of Florida and is subject to United States of America tax law.

As of December 31, 2007, the U.S. operation had $642,697 of net operating losses available for federal tax purposes, which are available to offset future taxable income. The net operating loss carry forwards begin to expire in 2027. The Company has provided for a full valuation allowance for any future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

All the Company’s PRC subsidiaries are subject to the Enterprise Income Tax governed by the Income Tax Law of the People’s Republic of China. Under the PRC Income Tax Laws, both companies are generally subject to enterprise income tax (“EIT”) at a statutory rate of 33% (30% national income tax plus 3% local income tax).

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes stated in the consolidated statements of operations for the six months ended December 31, 2007 and 2006 are as follows:

	Six months ended December 31,
	2007	2006

Income before income taxes and minority interest	$894,675	$635,935
Statutory income tax rate	33%	33%
	295,242	209,859
Less: items not subject to tax purpose
- Provisions and accrued liabilities	(102,598)	-
Income tax expenses	$192,644	$209,859

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2007:

Deferred tax assets:
Receipt in advance	$76,483
Net operating loss carryforwards	224,944
Less: valuation allowance	(224,944)
Net deferred tax assets	$76,483

ENVIRONMENT ECOLOGY HOLDING COMPANY OF CHINA
(FORMERLY DISPATCH AUTO PARTS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2007
(Currency expressed in United States Dollars (“US$”))
(unaudited)

NOTE－10	STOCK-BASED COMPENSATION

(a)          Common stock issued for service rendered

On January 26, 2007, the Company issued 1,000,000 shares of common stock for business advisory services to Greentree Financial Group, Inc, in a term of 2 years effective from July 1, 2006 ending June 30, 2008, The fair value of thisstock issuance was determined using the fair value of the Company’s common stock on the grant date, at a price of $0.51 per share. The Company calculated the cost of $510,000 at its fair value and amortized over the service period of 2 years. The Company recognized $127,500 to the consolidated statements of operations for the six months ended December 31, 2007. As of December 31, 2007, the unrecognized cost is recorded as deferred compensation amounting to $108,750.

(b)          2007 Benefit Plan

On July 13, 2007, the Company approved the 2007 Benefit Plan (“2007 Plan”). Pursuant to the 2007 plan, the Company would grant a maximum of 5,000,000 share optionsto employees and non-employee eligible individuals, either as non-statutory stock option or incentive stock option.

On August 13, 2007, the Company authorizedto grant a total of 2,000,000 options to 3 consultants for service to be rendered under the 2007 Plan. All of the options were exercisable at 75% of the market price at the time of exercise for a period of 1 year from grant date and have a life of 1 year. All options will vest immediately upon the exercise hereof.

A schedule of the options as of December 31, 2007 is as follows:

	No. of options	Weighted average exercise price

Options outstanding as of July 1, 2007	-	$-
Granted in August 2007	2,000,000	0.3825
Exercised in August 2007	(2,000,000)	0.3825

Options outstanding as of December 31, 2007	-	$-

Options exercisable as of December 31, 2007	-	$-

The weighted-average grant-date fair value of options granted during the periodended December 31, 2007 were $0.129per share.These options were valued at anaggregate of $258,020 at the weighted average exercise price of $0.3825 and to be amortized over a weighted average service period of 2.2 years. The fair value for the options granted wasestimated at the date of grant using theBlack-Scholes Option Pricing model with the following assumptions:

Risk-free interest rate (per annum)	4.75%
Expected life (in years)	0.08
Expected volatility	0%
Expected dividend yield	0%

The Company recognized$167,714 ofstock-based compensation to operations for the sixmonthsended December 31, 2007by applying the fair value method in accordance with SFAS No. 123R.

As of December 31, 2007, there was $90,306of unrecognized non-cash compensation cost related to services to be rendered in future periods, which will be recognized on a straight-line basis, over a weighted average period of 1.9years.

On August 30, 2007, the aggregate amount of 2,000,000 options was exercised at $0.3825, which represented 75% of the market price as of August 31, 2007. During the period ended December 31, 2007, 2,000,000 shares were issued with a fair value of $765,000 in exchange for services rendered. $2,000 was recorded as an increase in common stock for par value and $763,000in additional paid in capital.The receipt of cash for stock subscriptions receivable was $760,000.

ENVIRONMENT ECOLOGY HOLDING COMPANY OF CHINA
(FORMERLY DISPATCH AUTO PARTS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2007
(Currency expressed in United States Dollars (“US$”))
(unaudited)

NOTE－11	CONCENTRATION AND RISK

(a)            Major customers and vendors

For the three months ended December 31, 2007 and 2006, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues and purchases were derived from customers and vendors located in the PRC.

For the three months ended December 31, 2007, customers and vendors who accounted for 10% or more of revenues and purchases are presented as follows:

Customer		Revenues	Percentage of revenues		Accounts receivable, gross

Customer A		$697,593	34%		$-
Customer B		446,121	22%		-
Customer C		299,302	15%		-
Customer D		216,700	11%		-
	Total:	$1,659,716	82%	Total:	$-

Vendors		Purchases	Percentage of purchases		Accounts payable

Vendor A		$635,682	46%		$266,963
Vendor B		618,890	45%		-
	Total:	$1,254,572	91%	Total:	$266,963

For the three months ended December 31, 2006, customers and vendors who accounted for 10% or more of revenues and purchases are presented as follows:

Customers		Revenues	Percentage of revenues		Accounts receivable, gross

Customer E		$686,022	42%		$-
Customer F		402,009	25%		-
Customer G		376,673	23%		-
	Total:	$1,464,704	90%	Total:	$-

Vendors		Purchases	Percentage of purchases		Accounts payable

Vendor A		$477,414	46%		$76,800
Vendor B		464,804	45%		307,200
	Total:	$942,218	91%	Total:	$384,000

For the six months ended December 31, 2007, customers and vendors who accounted for 10% or more of revenues and purchases are presented as follows:

Customer		Revenues	Percentage of revenues		Accounts receivable, gross

Customer A		$1,852,267	58%		$-
Customer B		445,055	14%		-
	Total:	$2,297,322	72%	Total:	$-

Vendors		Purchases	Percentage of purchases		Accounts payable

Vendor A		$987,274	46%		$266,963
Vendor B		961,195	45%		-
	Total:	$1,948,469	91%	Total:	$266,963

ENVIRONMENT ECOLOGY HOLDING COMPANY OF CHINA
(FORMERLY DISPATCH AUTO PARTS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2007
(Currency expressed in United States Dollars (“US$”))
(unaudited)

For the six months ended December 31, 2006, customers and vendors who accounted for 10% or more of revenues and purchases are presented as follows:

Customers		Revenues	Percentage of revenues		Accounts receivable, gross

Customer E		$682,563	33%		$-
Customer F		399,976	19%		-
Customer G		374,773	18%		-
Customer H		289,724	14%		-
	Total:	$1,747,036	84%	Total:	$-

Vendors		Purchases	Percentage of purchases		Accounts payable

Vendor A		$610,874	46%		$76,800
Vendor B		594,738	45%		307,200
	Total:	$1,205,612	91%	Total:	$384,000

(b)          Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

NOTE－12   COMMITMENTS

The Company currently does not have any formal rent agreements. Mr. Liu, Sheng Li, the major shareholder of the Company maintained the office premises and provided office services without charge to the Company. The Company recorded rent expense of $12,852 and $10,620 as a non-cash transaction at its current market fair value for the six months ended December 31, 2007 and 2006 and credited to additional paid-in capital, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATION

As used herein the terms "we", "us", "our," the “Registrant,” “EVEH” and the "Company" means, Environment Ecology Holding Company Of China, f/k/a Dispatch Auto Parts Inc., a Florida corporation. These terms also refer to our subsidiary corporations, Shaanxi Lv Bao Environmental Eco Industry Management Ltd. ("Lv Bao"), and Shaanxi Li Bao Sheng Tai Ke Ji Gu Fen You Xian Gong Si (“Li Bao”), both of which organized and existing under the laws of the Peoples’ Republic of China acquired in February 2007.

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

On November 8, 2006, EVEH (acquiree) executed a Plan of Exchange with Lv Bao (acquirer), the shareholders of Lv Bao and the Majority Shareholder of the EVEH, pursuant to which EVEH issued the new 26,000,000 investment shares of Common Stock and 100,000 shares of our Preferred Stock to the Lv Bao shareholders pursuant to Regulation S under the Securities Act of 1933, as amended, in exchange for all of their shares of registered capital of Lv Bao. As a result, Lv Bao, and its 93.57%-owned subsidiary, Li Bao, became the subsidiaries of EVEH. The transaction was treated for accounting purposes as a capital transaction and recapitalization by the accounting acquirer and as a re-organization by the accounting acquiree.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2007

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

Billed and unbilled accounts receivable

The Company generally bills its customers under its long term contracts pursuant to billing schedules contained in the contracts or, upon completion of agreed milestones or deliveries, with each milestone or delivery typically having a value specified in the contract. An allowancefor doubtful accounts is established and determinedbased on managements’assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of December 31, 2007, the Company has determined that no allowance for doubtful accounts is necessary.

Unbilled accounts receivable comprise principally amounts of revenue recognized on contracts for which invoices have not been issued. It is expected that all unbilled accounts receivable balances will be billed in the nexttwelvemonths.

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

Revenues

Net revenues were $2,030,058 and $3,186,022 for the three and six months ended December 31, 2007, respectively, compared to net revenues of $1,632,711 and $2,051,942 for the three and six months ended December 31, 2006, respectively. The sales revenues were due primarily to the landscaping construction and maintenance projects, the nature and lifecycle of which determined the Company could encounter the risks from concentration. For the three and six months ended December 31, 2007, approximately 56% and 72% of net revenues, respectively, were from the two customers. Similarly, approximately 90% and 70% of net revenues for the three and six months ended December 31, 2006, respectively, were from the three customers.

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

If the Company fails to bring the new customers after the completion of the current projects, the Company will be unable to maintain profitability. The Company may need to rely on financing from related parties and outside sources through debt or equity transactions. The Company's related parties are under no legal obligation to provide the Company with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition. In addition, the Company's growth potential will be adversely affected and the Company will have to significantly modify its plans. For example, if the Company is unable to raise sufficient capital to develop its business plan, the Company may need to limit the Company's future marketing efforts to areas that the Company believes would be the most profitable.

Cost of Revenue

Cost of revenue primarily includes purchase of raw materials, sub-contracting charges and direct overhead. Cost of plants and direct labor would be examples of cost of revenue. In addition, cost of revenue will be affected by the amendment of initially approved proposals due to either the clients' request or overages encountered during the construction process. Such overages will include additional underground construction, the complexity of the environment, and the survival rate of the plants. During the three and six months ended December 31, 2007, we had $1,379,544 and $2,141,361 in cost of revenues, respectively, which were approximately 68.0% or 67.2% of revenues in the corresponding periods. Compared to the three and six months ended December 31, 2006, we had $1,034,100 and $1,323,178 in cost of revenues, respectively, which were approximately 63.3% or 64.5% of revenues in the corresponding periods. The cost of revenue as a percentage of revenue was constant during the three and six months ended December 31, 2007 and 2006 due to the stable price in the cost components. The Company expects to lower the cost of revenue by devoting more time to consulting services in the future.

Income / Loss

The Company had net incomes of $401,869 and $324,694 for the three and six months ended December 31, 2007, respectively, compared to the net incomes of $353,049 and $398,679 for the same periods ended December 31, 2006. The net income for the three months ended December 31, 2007 was due primarily to the decrease in operating expenses, which resulted from the decrease in consulting and professional fees and the reversal of allowance for doubtful accounts during this quarter. The net income for the six months ended December 31, 2007 was due primarily to the gross profit sufficiently covering the operating expenses. In addition, the reversal of allowance for doubtful accounts during this quarter reduced the operating expenses by $106,116. The net income in the same period ended December 31, 2006 primarily attributable to the small operating expenses. The Company did not have such cash and non-cash consulting expenses during the three and six months ended December 31, 2006 because the process of reverse merger did not commence until November 2006.

Expenses

Selling, general and administrative expenses for the three and six months ended December 31, 2007 were $114,248 and $483,001, respectively, increased by $72,019 and $390,071, compared to operating expenses of $42,229 and $92,930 for the same periods ended December 31, 2006, respectively. The increases in operating expenses in the three and six months ended December 31, 2007 were primarily attributable to the non-cash compensation, which were $295,214 for the six months ended December 31, 2007, of which $127,500 resulting from the issuance of 1,000,000 shares of common stock for business advisory services in a term of 2 years effective from July 1, 2006 ending June 30, 2008, valued based on the market price on the date of the stock issued and booked pro rata within the relative service periods, and $167,714 resulting from a total of 2,000,000 options granted to 3 consultants for services to be rendered under the 2007 Benefit Plan, which were valued at the date of grant using the Black-Scholes option pricing model and booked pro rata within the relative service periods. The Company did not have such cash and non-cash consulting expenses during the three and six months ended December 31, 2006 because the process of reverse merger did not commence until November 2006.

The other selling, general and administrative expenses during the three and six months ended December 31, 2007 were $35,827 and $177,968, respectively, including salaries, traveling and office expenses, bank charges in both periods. During the three months ended December 31, 2007, the Company had research and development expense of $93,180 accrued in connection with the application of the Walnut plantation technology, and reversed the allowance for doubtful accounts of $106,116 due to the full settlement of long-outstanding balances in November 2007.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations during these periods. The Company believes that the Company can offset inflationary increases in the cost of revenue by increasing revenue and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows provided by operating activities were $1,302,928 and $672,131 for the six months ended December 31, 2007 and 2006, respectively. Cash flows provided by operations during the six months ended December 31, 2007 were due primarily to the net income of $324,694, the collection of both billed and unbilled accounts receivable by $236,929, increase in receipt in advance and customer deposits by $226,945 and $500,408, respectively, partially offset by the decrease in accounts payable by $140,230.

During the six months ended December 31, 2007, the outstanding balance in unbilled accounts receivable were collected in full. In addition, the Company reversed the allowance for doubtful accounts of $106,116 due to the full settlement of long-outstanding balances in November 2007. According to the Company's accounting policies, the majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions.  The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible.  If actual collections experience changes, revisions to the allowance may be required.

During the six months ended December 31, 2006, cash flows from operations were due primarily to the net income of $398,679, collection of billed accounts receivable by $228,787, increase in accounts payable by $379,291, partially offset by the increase in unbilled accounts receivable by $328,538 and decrease in receipt in advance by $110,850.

There was no cash flow from investing activities for the six months ended December 31, 2007. Cash flows used in investing activities for the six months ended December 31, 2006 were $139,074 due primarily to the purchase of property and equipment during this period.

Cash flows provided by financing activities were $59,984 and $2,070,117 for the six months ended December 31, 2007 and 2006, respectively, due primarily to advance from a shareholder for both periods. In addition, during the six months ended December 31, 2006, the Company had cash of $624,495 received from reverse acquisition.

The Company projects that the Company will need additional capital to fund operations over the next 12 months. The Company anticipates the Company will need approximately $2,000,000 for the two years thereafter.

Overall, the Company has funded its cash needs during the six months ended December 31, 2007 from the receipt of revenues. If the Company is unable to maintain profitability, the Company may need to rely on financing from related parties and outside sources through debt or equity transactions. The Company's related parties are under no legal obligation to provide the Company with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

    The Company had cash of $4,285,122 on hand and a working capital of $3,013,657 as of December 31, 2007. Currently, the Company has enough cash to fund its operations for about six months. This is based on current cash flows from operating activities, projected revenues and working capital. However, if the projected revenues fall short of needed capital the Company may not be able to sustain its capital needs. The Company will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. The Company's current level of operations would require capital of approximately $2,000,000 per year thereafter. Modifications to the Company's business plans may require additional capital to operate. For example, if the Company is unable to raise additional capital in the future, the Company may need to curtail is number of projects offers or limit its marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for the Company. In addition, there can be no assurance that additional capital will be available to the Company when needed or available on terms favorable.

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

       Reports on Form 8-K filed

(1)
On November 14, 2007, the Company filed a current report on Form 8-K to announce the designation, powers, voting rights, preferences, qualifications, limitations, and/or restrictions of the Company’s Preferred Stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ENVIRONMENT ECOLOGY HOLDING COMPANY OF CHINA

Date: February 19, 2008	By:	/s/ Liu, Sheng Li
Liu, Sheng Li President

INDEX TO EXHIBITS
Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002