Form 10-Q
period 2008-03-31
ENVIRONMENT ECOLOGY HOLDING CO OF CHINA
filed 2008-05-20
CIK 1352419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended March 31, 2008

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from __________________ to __________________

Commission File Number:  000-51818

ENVIRONMENT ECOLOGY HOLDING
COMPANY OF CHINA
(Exact name of small business issuer as specified in its charter)

FLORIDA	20-4200300
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

391 Hua Yu Lane, Dong Xin Street
Xi'an, Shaanxi Province, P.R.China
(Address of principal executive offices)

(8629) 8826-5109
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                                                                            Accelerated filer [ ]

Non-accelerated filer [ ]                                                                            Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Number of shares of common stock outstanding as of May 19, 2008:         30,662,114
Number of shares of preferred stock outstanding as of May 19, 2008:      100,000

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

    The discussion contained in this 10-Q under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-Q. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of March 31, 2008 and June 30, 2007	F-5
Condensed Consolidated Statements of Operations And Comprehensive Income for the three and nine months ended March 31, 2008	F-6
Condensed Consolidated Statements of Cash Flows for the three and nine months ended March 31, 2008	F-7
Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended March 31, 2008	F-8
Notes to Condensed Consolidated Financial Statements	F-9 to F-14

ENVIRONMENT ECOLOGY HOLDING COMPANY OF CHINA
(FORMERLY DISPATCH AUTO PARTS, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2008 AND JUNE 30, 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2008	June 30, 2007
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,968,254	$2,775,361
Billed accounts receivable, net	498,419	103,953
Unbilled accounts receivable	1,940,517	98,804
Amount due from stockholders	-	39,080
Other receivables and prepayments	-	2,100

Total current assets	5,407,190	3,019,298

Property, plant and equipment, net	454,988	470,960
Intangible asset	170,887	-

TOTAL ASSETS	$6,033,065	$3,490,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$-	$393,455
Deferred tax liabilities	590,958	-
Income tax payable	349,366	201,545
Amount due to stockholders	35,264	-
Other payables and accrued liabilities	358,592	79,724

Total current liabilities	1,334,180	674,724

MINORITY INTEREST	239,290	141,044

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000 shares authorized; 100,000 shares issued and outstanding	100	100
Common stock, $0.001 par value; 100,000,000 shares authorized; 30,662,114 and 28,662,114 shares issued as of March 31, 2008 and June 30, 2007	30,662	28,662
Additional paid-in capital	2,191,732	1,151,049
Deferred compensation	(119,179)	(236,250)
Stock subscription receivables	(765,000)	-
Accumulated other comprehensive income	467,731	168,372
Statutory reserves	239,955	155,661
Retained earnings	2,413,594	1,406,896

Total stockholders’ equity	4,459,595	2,674,490

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,033,065	$3,490,258

See accompanying notes to condensed consolidated financial statements.

ENVIRONMENT ECOLOGY HOLDING COMPANY OF CHINA
(FORMERLY DISPATCH AUTO PARTS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2008 AND 2007
 (Currency expressed in United States Dollars (“US$”))
(unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007

REVENUES, NET:
Projects	$5,807,891	$385,966	$8,993,913	$2,447,211
Products	1,316,520	-	1,316,520	-
	7,124,411	385,966	10,310,433	2,447,211

COST OF REVENUE:
Projects	3,990,155	241,609	6,131,516	1,573,202
Products	824,062	-	824,062	-
	4,814,217	241,609	6,955,578	1,573,202

GROSS PROFIT	2,310,194	144,357	3,354,855	874,009

OPERATING EXPENSES:
Consulting and professional fees	90,325	13,200	408,294	56,150
Research and development	21,503	-	114,683	-
Allowance for doubtful accounts	475,801	-	369,685	-
General and administrative	93,553	94,101	271,521	314,842
Total operating expenses	681,182	107,301	1,164,183	370,992

INCOME FROM OPERATIONS	1,629,012	37,056	2,190,672	503,017

OTHER INCOME:
Interest income	622	50	1,441	296

INCOME BEFORE INCOME TAXES	1,629,634	37,106	2,192,113	503,313

Income tax expenses	(810,231)	(80,038)	(1,002,875)	(212,999)
Minority interest	(53,105)	(5,223)	(98,246)	(26,887)

NET INCOME (LOSS)	$766,298	$(48,155)	$1,090,992	$263,427

Other comprehensive income:
- Foreign currency translation gain	177,954	39,766	299,359	46,013

COMPREHENSIVE INCOME	$944,252	$(8,389)	$1,390,351	$309,440

Net income per share – Basic and diluted	$0.02	$(0.00)	$0.04	$0.01

Weighted average number of shares outstanding during the period – Basic and diluted	30,662,114	27,438,128	30,225,750	26,308,025

See accompanying notes to condensed consolidated financial statements.

ENVIRONMENT ECOLOGY HOLDING COMPANY OF CHINA
(FORMERLY DISPATCH AUTO PARTS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007
 (Currency expressed in United States Dollars (“US$”))
(unaudited)
	Nine months ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$1,090,992	$263,427
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Minority interest	98,246	26,887
Depreciation	64,597	78,909
Allowance for doubtful accounts	369,685	-
Rent expense, non-cash	19,663	-
Stock-based compensation	375,091	210,000
Deferred tax expense	532,700	74,360
Changes in operating assets and liabilities:
Billed accounts receivable	(739,370)	260,856
Unbilled accounts receivable	(1,757,815)	(671,991)
Other receivables and prepayments	2,100	-
Accounts payable	(409,641)	-
Income tax payable	159,103	(147,410)
Other payables and accrued liabilities	98,956	421,735

Net cash (used in) provided by operating activities	(95,693)	516,773

Cash flows from investing activities:
Purchase of property, plant and equipment	(10,532)	(163,958)
Net cash used in investing activities	(10,532)	(163,958)

Cash flows from financing activities:
Cash received from reverse acquisition	-	628,773
Repayments of advances from stockholders	62,881	120,895
Net cash provided by financing activities	62,881	749,668

Effect of exchange rate changes on cash and cash equivalents	236,237	46,013
NET CHANGE IN CASH AND CASH EQUIVALENTS	192,893	1,148,496

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,775,361	563,374

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,968,254	$1,711,870

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest expenses	$-	$-
Cash paid for income taxes	$843,772	$286,049

See accompanying notes to condensed consolidated financial statements.

ENVIRONMENT ECOLOGY HOLDING COMPANY OF CHINA
(FORMERLY DISPATCH AUTO PARTS, INC.)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2008
 (Currency expressed in United States Dollars (“US$”), except for number of shares)
(unaudited)

	Series “A” Preferred Stock			Common stock
	No. of shares		Amount	No. of shares	Amount	Additional paid-in capital	Deferred compensation	Stock subscription receivable	Accumulated other comprehensive income	Statutory reserve	Retained earnings	Total equity

Balance as of July 1, 2007		100,000	$100	28,662,114	$28,662	$1,151,049	$(236,250)	$-	$168,372	$155,661	$1,406,896	$2,674,490

Fair value of stock options issued for services, non-cash		-	-	-	-	258,020	(106,433)	-	-	-	-	151,587

Common stock issued for options exercised		-	-	2,000,000	2,000	763,000	-	(765,000)	-	-	-	-

Rent expenses for office maintained by shareholder, non-cash		-	-	-	-	19,663	-	-	-	-	-	19,663

Recognition of stock-based compensation expenses for the period		-	-	-	-	-	223,504	-	-	-	-	223,504

Net income for the period		-	-	-	-	-	-	-	-	84,294	1,006,698	1,090,992

Foreign currency translation adjustment		-	-	-	-	-	-	-	299,359	-	-	299,359

Balance as of March 31, 2008	$	$ 100,000	$100	$30,662,114	$30,662	$2,191,732	$(119,179)	$(765,000)	$467,731	$239,955	$2,413,594	$4,459,595

See accompanying notes to condensed consolidated financial statements.

ENVIRONMENT ECOLOGY HOLDING COMPANY OF CHINA
(FORMERLY DISPATCH AUTO PARTS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))
(unaudited)

NOTE－1	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with both generally accepted accounting principles for interim financial information, and the instructions to Form 10-Q and Rule 10-01of Regulation S-X. Accordingly, they do not include all of theinformation and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statementsreflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to our annual audited consolidated financial statements for the preceding fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto contained in theAnnual Report on Form 10-KSB for the yearended June 30, 2007.

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

On August 30, 2006, the owners of Lv Bao entered intoan exchange agreementwith the owners of Li Bao. This exchange transaction involved that Li Bao’s equity owners transferredthe aggregate equity interest of 93.57% of the registered capital of Li Bao (equivalentto RMB65,500,000) to Lv Bao. The transaction was an exchange of shares and no cashor other assets were exchanged in the transaction was taken place. Upon the completion of the equity transfer, Li Bao became an operating subsidiaryof Lv Bao with 93.57% controlling interest.

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

In September 2007, Li Bao acquired the technical know-how on the Walnut Plantation Technology from an independent party, the Research Center in the PRC. Starting from January 1, 2008, the Company has commenced in the operation in Walnut plantation.

The Company, Lv Bao and Li Baoare hereinafter referred to as (the “Company”).

NOTE－3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

●	Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periodsreported. Actual results may differ from these estimates.

●	Basis of consolidation

The condensed consolidated financial statements include the financial statements of the Company, Lv Bao and Li Bao.

All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

●	Revenue recognition

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

ENVIRONMENT ECOLOGY HOLDING COMPANY OF CHINA
(FORMERLY DISPATCH AUTO PARTS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))
(unaudited)

(b)	Saleof products

The Companyderives revenues from the sales and productionof walnut products. The Companyrecognizes its revenues net of value added taxes(“VAT”). The Company is subject to VAT at the rate of 6% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales whileinput VAT is not allowed for deduction from the invoiced value of purchases.

(c)	Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

●	Cost of revenue

Cost of revenue primarily includes purchase of raw materials for landscape design and engineering projects, manufacturing cost of walnut products, sub-contracting charges and direct overhead.

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

●	Billed and unbilled accounts receivable and allowance for doubtful accounts

The Company generally bills its customers under its long term contracts pursuant to billing schedules contained in the contracts or, upon completion of agreed milestones or deliveries, with each milestone or delivery typically having a value specified in the contract. An allowance for doubtful accounts is established and determinedbased on managements’assessmentof known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of March 31, 2008, the Company has determined an allowance$498,419 for doubtful accounts.

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

Long-lived assets primarily include property, plant and equipment and intangible asset. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results. There has been no impairment as of March 31, 2008.

●	Comprehensive income

SFAS No. 130, “Reporting Comprehensive Income”,establishes standards for reporting and display of comprehensive income, its components andaccumulated balances. Comprehensive income as defined includes all changes in equity during the periodfrom non-owner sources. Accumulated comprehensive income, as presented in the accompanying condensed consolidated statement of stockholders’equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

●	Income taxes

The Companyaccounts for income taxes in interim periods as required by Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”and as interpreted by FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods.”The Companyhas determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during the Company’s fiscal year to the Company’s best current estimate. The estimated annual effective tax rate is applied to the year-to-date ordinary income at the end of theinterim period.

The Company accounts for income tax using SFAS No. 109 “Accounting for Income Taxes”, which requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards andprovisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the condensed consolidated statement of operations and comprehensive income in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

The Company also adoptsthe provisions of the Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”(“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company adopted FIN 48 and hasdetermined that the adoption did not have an impact on the Company’s financial position, results of operations, or cash flows.

ENVIRONMENT ECOLOGY HOLDING COMPANY OF CHINA
(FORMERLY DISPATCH AUTO PARTS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))
(unaudited)

●	Net income (loss) per share

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

The reporting currency of the Company is the United Statesdollar ("US$").The Company's subsidiaries in the PRC, Li Bao and Lv Baomaintain theirbooks and records in thelocal currency, the Renminbi (“RMB”), which is functional currency as being the primary currency of the economic environment in which these entities operate.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$, in accordance with SFAS No 52, “Foreign Currency Translation”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded asa separate component of accumulated other comprehensive income within the statement of stockholders’equity.

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respectiveperiod:

	2008	2007

Months end RMB:US$ exchange rate	7.0222	7.6248
Average monthly RMB:US$ exchange rate	7.3222	7.8285

●	Stock-based compensation

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

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. As of March31, 2008, the Company operates one reportable segment.Starting from January 1, 2008, the Company has commenced the business in the Walnut plantation in the PRC.

●	Fair value of financial instruments

The Company values its financial instruments as required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The estimates presented herein are not necessarilyindicative of amounts that the Company could realizein a current market exchange.

The Company’s financial instrumentsprimarilyinclude cashand cash equivalents, billed accounts receivable, unbilled accounts receivable, other receivable, amount due to stockholders, income tax payable, deferred tax liabilities, other payables and accrued liabilities.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company believes that SFAS 159 should not have a material impact on the consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions atthat time. The Company is still assessing the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51, or SFAS No. 160" ("SFAS No. 160"). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that SFASNo.160 should not have a material impact on the consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted forunder FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

ENVIRONMENT ECOLOGY HOLDING COMPANY OF CHINA
(FORMERLY DISPATCH AUTO PARTS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007
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

	March 31, 2008	June 30, 2007
		(audited)

Billed accounts receivable, gross	$996,838	$207,906

Less: allowance for doubtful accounts	(498,419)	(103,953)
Billed accounts receivable, net	$498,419	$103,953

For the nine months ended March 31, 2008, the Company has recorded an allowance of $369,685 for doubtful accounts.

NOTE－5	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	March 31, 2008	June 30, 2007
		(audited)

Leasehold improvement	$167,062	$157,348
Plant and machinery	442,712	442,713
Office equipment	189,488	188,670
Motor vehicles	40,467	40,467
Foreign translation difference	113,116	38,232
	952,845	867,430

Less: accumulated depreciation	(461,066)	(379,780)
Less: foreign translation difference	(36,791)	(16,690)
Property, plant and equipment, net	$454,988	$470,960

Depreciation expense for the three months ended March 31, 2008 and 2007 were $11,861 and $18,208, respectively.

Depreciation expense for the nine months ended March 31, 2008 and 2007 were $64,597 and $65,593, respectively.

NOTE－6	INTANGIBLE ASSET

It represented the Walnut plantation technology acquired from an independent party, the Research Center in the PRC. This technical know-how is stated at the historical cost of $170,887 (approximately RMB1,200,000) with an indefinite useful life.

NOTE－7	AMOUNT DUE TO A STOCKHOLDER

The amount due to a stockholder, Mr. Liu, Sheng Li represented unsecured advances which was interest-free and repayable in next twelve months. The imputed interest on the amount due to a stockholder was not significant.

NOTE－8	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	March 31, 2008	June 30, 2007
		(audited)

Government levy payables	$9,592	$29,257
Accrued payments to vendors and contract related accruals	148,559	13,863
Welfare payables	14,454	3,604
Payable for technical know-how	170,887	-
Accrued expenses	15,100	33,000
Other payables and accrued liabilities	$358,592	$79,724

The accrued payments to vendors and contract related accruals are primarily the accrual for the uncompleted contracts as of March 31, 2008. These accruals are expected to be paid in the next quarter.

NOTE－9	INCOME TAXES

The Company is registered in the United States of America and has operations in 2 tax jurisdictions: the United States of America and the PRC. The operation in the United States of America has incurred net operating losses for income tax purposes. The Company generated substantially its net income from its PRC operation through the subsidiaries in the PRC and has recorded income tax provision for the nine months ended March 31, 2008 and 2007.

The provision for income taxes consists of the following:

	Nine months ended March 31,
	2008	2007

Current tax	$1,558,429	$138,639
Deferred tax (expenses) benefit	(555,554)	74,360
Income tax expenses	$1,002,875	$212,999

The components of income before income taxes and minority interest subject to U.S. and PRC tax are as follows:

	Nine months ended March 31,
	2008	2007
Jurisdiction:
Loss subject to U.S. tax	$(343,103)	$(223,200)
Income subject to from PRC tax	2,615,093	726,513
Income before income taxes and minority interest	$2,271,990	$503,313

ENVIRONMENT ECOLOGY HOLDING COMPANY OF CHINA
(FORMERLY DISPATCH AUTO PARTS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))

United States of America

The Company is registered in the State of Florida and is subject to United States of America tax law.

As of March 31, 2008, the U.S. operation had $343,103 of net operating losses available for federal tax purposes, which are available to offset future taxable income. The net operating loss carry forwards begin to expire in 2028. The Company has provided for a full valuation allowance for any future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

All the Company’s PRC subsidiaries are subject to the Enterprise Income Tax governed by the Income Tax Law of the People’s Republic of China. Under the PRC Income Tax Laws, both companies are generally subject to enterprise income tax (“CIT”) at a statutory rate of 33% (30% national income tax plus 3% local income tax).

On March 16, 2007, the National People’s Congress approved the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”). The new CIT Law, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises with effect from January 1, 2008. Starting from January 1, 2008 Li Bao is entitled to the tax rate reduction from 33% to 25% that may impact the carrying value of deferred tax assets as a result of new tax rate. Under the New CIT Law, Lv Bao, as a foreign investment enterprise continues to enjoy the unexpired tax holidays from a full exemption of income tax for the first two profit making years with a 50% exemption of income tax for the next three years.

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes and minority interest of PRC operations for the nine months ended March 31, 2008 and 2007 are as follows:

	Nine months ended March 31,
	2008	2007

Income before income taxes and minority interest	$2,615,093	$726,513
Statutory income tax rate	25%	33%
	653,773	239,749
Less: items not subject to tax purpose
- Difference in tax rate	138,600	-
- Provision and accrued liabilities	210,502	26,750
Income tax expenses	$1,002,875	$212,999

The following table sets forth the significant components of the aggregate net deferred tax assets and liabilities of the Company as of March 31, 2008:

March 31, 2008
Deferred tax liabilities:
Unbilled accounts receivables	$590,958

Deferred tax asset:
Net operating loss carryforwards	230,355
Less: valuation allowance	(230,355)
Net deferred tax liabilities	$590,958

NOTE－10	STOCK-BASED COMPENSATION

(a)          Common stock issued for service rendered

On January 26, 2007, the Company issued 1,000,000 shares of common stock for business advisory services to Greentree Financial Group, Inc, in a term of 2 years effective from July 1, 2006 ending June 30, 2008, The fair value of thisstock issuance was determined using the fair value of the Company’s common stock on the grant date, at a price of $0.51 per share. The Company calculated the cost of $510,000 at its fair value and amortized over the service period of 2 years. The Company recognized $191,250 to the statements of operations for the nine months ended March 31, 2008. As of March 31, 2008, the unrecognized cost is recorded as deferred compensation amounting to $45,000.

(b)            2007 Benefit Plan

On July 13, 2007, the Company approved the 2007 Benefit Plan (“2007 Plan”). Pursuant to the 2007 plan, the Company would grant a maximum of 5,000,000 share options to employees and non-employee eligible individuals, either as non-statutory stock option or incentive stock option.

On August 13, 2007, the Company authorizedto grant a total of 2,000,000 options to 3 consultants for service to be rendered under the 2007 Plan. All of the options were exercisable at 75% of the market priceat the time of exercise for a period of 1 year from grant date and have a life of 1 year. All options will vest immediately upon the exercise hereof..

A schedule of the options as of March31, 2008is as follows:

	No. of options	Weighted average exercise price

Options outstanding as of July 1, 2007	-	$-
Granted in August 2007	2,000,000	0.3825
Exercised in August 2007	(2,000,000)	0.3825

Options outstanding as of March 31, 2008	-	$-

Options exercisable as of March 31, 2008	-	$-

The weighted-average grant-date fair value of options granted during the periodended March 31, 2008 were $0.129per share.These options were valued at an aggregate of $258,020 at the weighted average exercise price of $0.3825 and to be amortized over a weighted average service period of 2.2 years. The fair value for the options granted wasestimated at the date of grant using theBlack-Scholes Option Pricing model with the following assumptions:

Risk-free interest rate (per annum)	4.75%
Expected life (in years)	0.08
Expected volatility	0%
Expected dividend yield	0%

The Company recognized$183,841 ofstock-based compensation to operations for the ninemonthsended March31, 2008by applying the fair value method in accordance with SFAS No. 123(R).

As of March31, 2008, there was $74,179 of unrecognized non-cash compensation cost related to services to be rendered in future periods, which will be recognized on a straight-line basis, over a weighted average period of 1.7years.

On August 30, 2007, the aggregate amount of 2,000,000 options was exercised at $0.3825, which represented 75% of the market price as of August 31, 2007. During the period ended March31, 2008, 2,000,000 shares were issued with a fair value of $765,000 in exchange for services rendered. $2,000 was recorded as an increase in common stock for par value and $763,000in additional paid-in capital. As of March 31, 2008, the cash receipt from stock subscription was not received and recorded $760,000 as stock subscriptions receivables in the equity section of the consolidated balance sheet.

ENVIRONMENT ECOLOGY HOLDING COMPANY OF CHINA
(FORMERLY DISPATCH AUTO PARTS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))
(unaudited)

NOTE－11	CONCENTRATION AND RISK

(a)            Major customers and vendors

For the nine months ended March 31, 2008 and 2007, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues and purchases were derived from customers and vendors located in the PRC.

For the three months ended March 31, 2008, customers and vendors who accounted for 10% or more of revenues and purchases are presented as follows:

Customers		Revenues	Percentage of revenues		Accounts receivable, gross

Customer A		$1,612,689	31%		$406,964
Customer C		1,004,443	19%		411,399
Customer D		921,266	18%		-
	Total:	$3,538,398	68%	Total:	$818,363

Vendors		Purchases	Percentage of purchases		Accounts Payable

Vendor A		$1,202,000	40%		$-
Vendor B		1,744,670	58%		-
	Total:	$2,946,670	98%	Total:	$-

For the nine months ended March 31, 2008, customers and vendors who accounted for 10% or more of revenues and purchases are presented as follows:

Customers		Revenues	Percentage of revenues		Accounts receivable, gross

Customer A		$2,201,133	25%		$406,964
Customer B		2,236,444	25%		20,231
Customer C		1,360,005	15%		411,399
Customer D		901,724	10%		-
	Total:	$6,699,306	75%	Total:	$838,594

Vendors		Purchases	Percentage of purchases		Accounts payable

Vendor A		$2,318,015	47%		$-
Vendor B		2,200,238	45%		-
	Total:	$4,518,253	92%	Total:	$-

For the three months ended March 31, 2007, customers and vendors who accounted for 10% or more of revenues and purchases are presented as follows:

Customer		Revenues	Percentage of revenues		Accounts receivable, gross

Customer A		$174,578	100%		$-
	Total:	$174,578	100%	Total:	$-

Vendors		Purchases	Percentage of purchases		Accounts payable

Vendor A		$111,140	46%		$-
Vendor B		77,315	32%		-
	Total:	$188,455	78%	Total:	$-

For the nine months ended March 31, 2007, customers and vendors who accounted for 10% or more of revenues and purchases are presented as follows:

Customers		Revenues	Percentage of revenues		Accounts receivable, gross

Customer A		$708,203	29%		$-
Customer B		410,771	17%		-
Customer C		388,852	16%		-
Customer D		300,608	12%		-
Customer E		283,993	12%		-
	Total:	$2,092,427	86%	Total:	$-

Vendors		Purchases	Percentage of purchases		Accounts Payable

Vendor A		$883,469	56%		$-
Vendor B		495,561	32%		-
	Total:	$1,379,030	88%	Total:	$-

(b)          Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

(c)          Exchange rate risk

The reporting currency of the Company is US$, to date the majority of the revenues and costs are denominated in RMB and a significant portion of the assets and liabilities are denominated in RMB. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US$ and RMB. If RMB depreciates against US$, the value of RMB revenues and assets as expressed in US$ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose to substantial market risk.

NOTE－12  COMMITMENTS

The Company currently does not have any formal rent agreements. Mr. Liu, Sheng Li, the major shareholder of the Company maintained the office premises and provided office services without charge to the Company. The Company recorded rent expense of $19,663 and $0 as a non-cash transaction at its current market fair value for the nine months ended March 31, 2008 and 2007 and credited to additional paid-in capital, respectively.

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

On November 8, 2006, EVEH (accounting acquiree) executed a Plan of Exchange with Lv Bao (accounting acquirer), the shareholders of Lv Bao and the Majority Shareholder of the EVEH, pursuant to which EVEH issued the new 26,000,000 investment shares of Common Stock and 100,000 shares of our Preferred Stock to the Lv Bao shareholders pursuant to Regulation S under the Securities Act of 1933, as amended, in exchange for all of their shares of registered capital of Lv Bao. As a result, Lv Bao, and its 93.57%-owned subsidiary, Li Bao, became the subsidiaries of EVEH. The transaction was treated for accounting purposes as a capital transaction and recapitalization by the accounting acquirer and as a re-organization by the accounting acquiree.

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

In September 2007, the Company acquired the technical training for Walnut Plantation Technology from an independent party, the Research Center in the PRC. Starting in January 1, 2008, the Company commenced Walnut plantation operations.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2008

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

(b)	Saleof products

The Companyderives revenues from the sales and production of walnut products. The Companyrecognizes its revenues net of value added taxes(“VAT”). The Company is subject to VAT at the rateof 6% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales whileinput VAT is not allowed for deduction from the invoiced value of purchases.

(c)	Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

Billed and unbilled accounts receivable

The Company generally bills its customers under its long term contracts pursuant to billing schedules contained in the contracts or, upon completion of agreed milestones or deliveries, with each milestone or delivery typically having a value specified in the contract. An allowance for doubtful accounts is established and determinedbased on managements’assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of March 31, 2008, the Company has determined an allowance$498,419 for doubtful accounts.

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

Revenues

Net revenues for the three and nine months ended March 31, 2008 were $7,124,411 and $10,310,433, respectively, consisting of the revenues from landscaping projects, which were $5,807,891 and $8,993,913 for the three and nine ended March 31, 2008, respectively, and the revenues from sales of products, which were $1,316,520 for both periods ended March 31, 2008. The increase in revenues from landscaping projects by $5,421,925 and $6,546,702 for the three and nine months ended March 31, 2008, respectively, compared to net revenues of $385,966 and $2,447,211 for the three and nine months ended March 31, 2007, respectively, primarily attributable to the new contracts with total contract amount of approximately $10,000,000 signed within the current fiscal year starting from June 30, 2007. The revenues were recognized based on the percentage of completion. The Company had no revenues from sales of products for the same periods ended March 31, 2007 due to the operation in Walnut plantation commencing on January 1, 2008.

The Company encountered the risk from concentration due to approximately 75% of total revenues from the four customers for both three and nine months ended March 31, 2008. The table below shows the summary of each customer.

	Percentage of Revenues
Name of Customers	For the three months ended March 31, 2008	For the nine months ended March 31, 2008	Projects	Contract Amount	Contract Period
Xi An High-Tech Industrial Development Zone	7%	25%	Landscaping Construction	$2,782,630	April 7, 2007 - December 30, 2008
Shaanxi Truck Manufacture Co. Ltd.	31%	25%	Landscaping Construction	$1,973,510	December 1, 2007 - April 1, 2009
Shaanxi Chi-Yu River Resorts	19%	15%	Landscaping Construction	$3,237,332	December 1, 2007 - April 30, 2009
Beijing Jian Gong Group Olympics National Park	18%	10%	Sales of plants	N/A	N/A

All the projects were protected by the enforceable contracts. The Company usually provides the clients with full services including design, construction and maintenance. The Company has its own designers experienced in landscaping. The effects from humanism, history and local climate will be integrated in the design. The documents provided by the Company include the floor plan, effect layout, construction blueprint. The profit margin due to the project design ranges from 1% to 5%, which was included in the contract price without separate charge. The construction will be conducted by the Company after the construction blueprint is approved by the clients. The profit margin due to the project construction is approximately 30%.

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

As shown in the table, most of the projects will not be completed within the next twelve months, providing the Company with sufficient cash flows from operation based on the contracts on hand. The Company believes the more projects completed, the more new customers obtained in the future due to the growth of the Company's experiences and reputation. However, if the Company fails to bring the new customers after the completion of the current projects, the Company will be unable to maintain profitability. The Company may need to rely on financing from related parties and outside sources through debt or equity transactions. The Company's related parties are under no legal obligation to provide the Company with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition. In addition, the Company's growth potential will be adversely affected and the Company will have to significantly modify its plans. For example, if the Company is unable to raise sufficient capital to develop its business plan, the Company may need to limit the Company's future marketing efforts to areas that the Company believes would be the most profitable.

Cost of Revenue

Cost of revenue primarily includes purchase of raw materials, sub-contracting charges and direct overhead. Cost of plants and direct labor would be examples of cost of revenue. In addition, cost of revenue will be affected by the amendment of initially approved proposals due to either the clients' request or overages encountered during the construction process. Such overages will include additional underground construction, the complexity of the environment, and the survival rate of the plants. During the three and nine months ended March 31, 2008, we had $4,814,217 and $6,955,578 in cost of revenues, respectively, of which the cost of landscaping projects were $3,990,155, or 68.7% of the corresponding revenues, and $6,131,516, or 68.2% of the corresponding revenues, respectively. The cost of revenues from the sales of products was $824,062, or 62.6% of revenues, for both three and nine months ended March 31, 2008. Comparatively, for the three and nine months ended March 31, 2007, we had $241,609 and $1,573,202 in cost of revenues, respectively, which were approximately 62.6% or 64.3% of revenues in the corresponding periods. The cost of revenue as a percentage of landscaping projects revenue was slightly increased during the three and nine months ended March 31, 2008, compared to the same periods ended March 31, 2007, primarily attributable to more government projects taken during the three and nine months ended March 31, 2008, which have smaller profit margin than those of non-government projects. The Company does not expect such increasing trend to continue in the future because the Company expects to lower the cost of revenue by diversifying the raw materials to different suppliers, controlling the charges of sub-contracting, and devoting more time to consulting services.

Income / Loss

The Company had net incomes of $766,298 and $1,090,992 for the three and nine months ended March 31, 2008, respectively, compared to the net loss of $48,155 and net income of $263,427 for the same periods ended March 31, 2007. The net incomes for both three and nine months ended March 31, 2008 were due primarily to the increase in revenues, resulting sufficient gross profit to cover the operating expenses. The net loss for the three months ended March 31, 2007 due primarily to the non-cash consulting expenses, which were $60,000 for the three months ended March 31, 2007. The non-cash consulting expenses were the result of the issuance of 1,000,000 shares of common stock for services. The shares were valued based on the market price on the date of the stock grant, resulting in total expenses of $510,000 for services rendered, which was booked pro rata within the relative service periods. The net income for the nine months ended March 31, 2007 was primarily attributable to sufficient gross profits to cover the operating expenses in this period.

Expenses

Selling, general and administrative expenses for the three and nine months ended March 31, 2008 were $681,182 and $1,164,183, respectively, increased by $573,881 and $793,191, compared to operating expenses of $107,301 and $370,992 for the same periods ended March 31, 2007, respectively. The increases in operating expenses in the three and nine months ended March 31, 2008 were primarily attributable to the non-cash compensation, which were $375,091 for the nine months ended March 31, 2008, of which $191,250 resulting from the issuance of 1,000,000 shares of common stock for business advisory services in a term of 2 years effective from July 1, 2006 ending June 30, 2008, valued based on the market price on the date of the stock issued and booked pro rata within the relative service periods, and $183,841 resulting from a total of 2,000,000 options granted to 3 consultants for services to be rendered under the 2007 Benefit Plan, which were valued at the date of grant using the Black-Scholes option pricing model and booked pro rata within the relative service periods. In addition, the Company recorded allowance for doubtful accounts of $475,801 and $369,685 for the three and nine months ended March 31, 2008, respectively, after the evaluation for the uncollectibility of specifically identified amounts.

The other selling, general and administrative expenses during the three and nine months ended March 31, 2008 were $93,553 and $271,521, respectively, including salaries, traveling and office expenses, bank charges in both periods. The Company also had research and development expense of $21,503 and $114,683 accrued in connection with the application of the Walnut plantation technology for the three and nine months ended March 31, 2008, respectively.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations during these periods. The Company believes that the Company can offset inflationary increases in the cost of revenue by increasing revenue and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows used in operating activities were $95,693 for the nine months ended March 31, 2008, compared to cash flows of $516,773 from operation for the nine months ended March 31, 2008. Cash flows used in operations during the nine months ended March 31, 2008 were due primarily to the increases in billed and unbilled accounts receivable by $739,370 and $1,757,815, respectively, the decrease in accounts payable by $409,641, partially offset by the net income of $1,090,992.

Billed accounts receivable as of March 31, 2008 increased from $103,953 to $498,419. The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions.  The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible.  If actual collections experience changes, revisions to the allowance may be required.  Based upon the aforementioned criteria, the allowance for doubtful accounts was $369,685 for the nine months ended March 31, 2008.

The Company applies the percentage-of-completion method under SOP81-1 to recognize revenues for landscape design and construction projects. There were six major contracts with total contract value of approximately $7,487,545 completed during nine months ended March 31, 2008 on which $1,761,331 of invoices were unbilled, which will be billed as soon as the clients agree with the progress of the projects.

For these contracts, contract costs of completed contracts have been fully incurred and the extent of progress toward completion was almost finished. Therefore, the total contract amount had been fully recognized in accordance with the percentage-of-completion method.  Unbilled accounts receivable as of March 31, 2008 comprised principally amounts of revenue recognized on contracts for which invoices have not been issued.

During the nine months ended March 31, 2007, cash flows from operations were due primarily to the net income of $263,427, the collection of billed accounts receivable by $260,856, less an increase in unbilled accounts receivable of $671,991 and the increase in other payables and accrued liabilities by $421,735, partially offset by the increase in unbilled accounts receivable by $671,991 during the nine months ended March 31, 2007.

Cash flows used in investing activities for the nine months ended March 31, 2008 and 2007 were $10,532 and $163,958, respectively, due primarily to the purchase of property and equipment during both periods.

Cash flows provided by financing activities were $62,881 and $749,668 for the nine months ended March 31, 2008 and 2007, respectively, due primarily to advance from a shareholder for both periods. In addition, during the nine months ended March 31, 2008, the Company had cash of $628,773 received from reverse acquisition.

The Company projects that the Company will need additional capital to fund operations over the next 12 months. The Company anticipates the Company will need approximately $2,000,000 for the two years thereafter.

Overall, the Company has funded its cash needs during the nine months ended March 31, 2008 from the receipt of revenues. If the Company is unable to maintain profitability, the Company may need to rely on financing from related parties and outside sources through debt or equity transactions. The Company's related parties are under no legal obligation to provide the Company with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

The Company had cash of $2,968,254 on hand and a working capital of $4,073,010 as of March 31, 2008. Currently, the Company has enough cash to fund its operations for about six months. This is based on the projected revenues and working capital. However, if the projected revenues fall short of needed capital the Company may not be able to sustain its capital needs. The Company will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. The Company's current level of operations would require capital of approximately $2,000,000 per year thereafter. Modifications to the Company's business plans may require additional capital to operate. For example, if the Company is unable to raise additional capital in the future, the Company may need to curtail is number of projects offers or limit its marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for the Company. In addition, there can be no assurance that additional capital will be available to the Company when needed or available on terms favorable.

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

ITEM 3. QUANTITATIVE ANDQUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information to be reported under this item is not required of smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and our Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

During the first quarter of 2008, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure. These conclusions notwithstanding you are advised that no system is 100% foolproof.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any pending or threatened legal proceedings, in which we are involved. In addition, we are not aware of any pending or threatened legal proceedings in which entities affiliated with our officers, directors or beneficial owners are involved.

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the captions “General Description of Business” and “Cautionary Note Regarding Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q and in “Item 1A. RISK FACTORS” of our Annual Report ended June 30, 2007 on Form 10-KSB. There have been no material changes from the risk factors previously disclosed in our Annual Report ended June 30, 2007 on Form 10-KSB.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(1)	Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits Beginning on page 8 of this Form 10-Q, which is incorporated herein by reference.

 Reports on Form 8-K filed

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ENVIRONMENT ECOLOGY HOLDING COMPANY OF CHINA
Date: May 20, 2008	By:	/s/ Liu, Sheng Li
Liu, Sheng Li President

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002