Form 10-K
period 2008-06-30
ENVIRONMENT ECOLOGY HOLDING CO OF CHINA
filed 2008-10-08
CIK 1352419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the transition period from to

Commission File Number: 000-51818

ENVIRONMENT ECOLOGY HOLDING CO.
OF CHINA
(Exact name of registrant as specified in its charter)

Florida	20-4200300
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

391 Hua Yu Lane, Dong Xin Street
Xi’an, Shaanxi Province, P.R. China
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (8629) 8826-5109

Copies of communications to:

JPF Securities Law, LLC.
17111 Kenton Drive
Suite 100B
Cornelius, NC 28031
Telephone No.: (704) 897-8334
Facsimile No.: (888) 608-5705

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value

Convertible Preferred Stock, $.001 par value
(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

   Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the act).    Yes  ☐    No  ☒

State issuer's net revenues for its most recent fiscal year: $17,607,747

   As of September 30, 2008, there were 33,162,114 common shares outstanding and the aggregate market value of the common shares (based upon the close price of $.10 reported by brokers) held by non-affiliates was approximately $2,135,796.

Number of shares of common stock outstanding as of October 8, 2008: 33,162,114

Number of shares of preferred stock outstanding as of October 8, 2008:     100,000

   Documents incorporated by reference: None.

A Warning About Forward-Looking Statements

As used herein the terms "we", "us", "our", the “Registrant”, “EVEH” and the "Company" means, Environment Ecology Holding Co. of China, a Florida corporation. These terms also refer to our subsidiary corporations, Shaanxi Lv Bao Environmental Eco Industry Management Ltd. ("Lv Bao"), and Shaanxi Li Bao Sheng Tai Ke Ji Gu Fen You Xian Gong Si (“Li Bao”), both of which organized and existing under the laws of the Peoples’ Republic of China acquired in February 2007.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by those sections. These statements include descriptions of our future financial condition, results of operations, objectives, strategies, plans, goals, targets or future performance and business for future periods, and generally may be identified by use of phrases such as “believe,” “expect,” “will,” “seek,” “should,” “anticipate,” “estimate,” “intend,” “plan,” “target,” “initiatives,” “models,” “hope,” “goal,” “foresee” or other words of similar import. These forward-looking statements involve known and unknown risks, uncertainties and other factors, including those described in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and other parts of this report that could cause events, including our actual results, to differ materially from those anticipated in these forward-looking statements. These factors, among others, could cause our financial performance to differ materially from our goals, targets, objectives, intentions and expectations. These forward-looking statements include, among other things, statements regarding our plans and expectations for new landscaping construction projects, the projects of walnut plants, cost control, increasing margins and growing our landscaping construction businesses and walnut plantation projects.

If one or more of the factors affecting our forward-looking statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking statements contained in this report. Consequently, you should not place undue reliance on our forward-looking information and statements.

We qualify all of our forward-looking statements by these cautionary statements. Except to the extent required by the federal securities laws, we do not intend to update or revise the forward-looking statements contained in this report.

PART I

ITEM 1.	BUSINESS

History

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

On November 8, 2006, the Company entered a stock exchange transaction with Shaanxi Lv Bao Environmental Eco Industry Management Ltd. (“Lv Bao”), and the transaction was effectively completed on February 6, 2007.  Lv Bao was registered as a limited liability company in the People’s Republic of China (the “PRC”) on August 11, 2006 with its principal place of business in Xian City, Shaanxi Province, the PRC.  Its registered capital was Renminbi Yuan (“RMB”) 5,000,000 (equivalent to $628,773).  Its principal activity was investment holding in Shaanxi Li Bao Sheng Tai Ke Ji Gu Fen You Xian Gong Si (“Li Bao”).

The stock exchange transaction involved two simultaneous transactions:

1)
The majority shareholders of the Company deposited the 844,500 shares of the Company’s common stock into the account of an escrow agent in exchange for $530,000 in cash paid by the owners of Lv Bao.  The 844,500 shares were retired back to the treasury upon closing, and;

2)
The Company issued, to the Lv Bao owners, 26,000,000 new investment shares of common Stock and 100,000 new shares of preferred stock of the Company in exchange for all of the registered capital of Lv Bao.

Upon completion of the plan of exchange, Lv Bao became a wholly-owned subsidiary of the Company.  Accordingly, there has been a change of control of the Company, and the Lv Bao’s owners now control 91% of the voting power of the Company.

On August 30, 2006, the owners of Lv Bao entered into an exchange agreement with the owners of Li Bao.  This exchange transaction involved that Li Bao’s equity owners transferred the aggregate equity interest of 93.57% of the registered capital of Li Bao (equivalent to RMB 65,500,000) to Lv Bao.  The transaction was an exchange of shares and no cash or other assets were exchanged in the transaction.  Upon the completion of the equity transfer, Li Bao became an operating subsidiary of Lv Bao with 93.57% controlling interest.

These transactions have been accounted for as a reverse acquisition and recapitalization of the Company, through a wholly-owned subsidiary, Lv Bao, whereby Li Bao was deemed to be the ultimate accounting acquirer (legal acquiree) and the Company to be the ultimate accounting acquiree (legal acquirer).

The Company, through its subsidiaries, mainly engages in the provision of landscaping construction service in the PRC.

In September 2007, Li Bao acquired the technical know-how on the Walnut Plantation Technology from an independent party, the Research Center in the PRC.  Starting from January 1, 2008, the Company has commenced in the operation in Walnut Plantation.

The Company, Lv Bao and Li Bao are hereinafter referred to as the “Company.”

Products and Services

Landscaping Construction Business

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

Walnut Plantation

In September 2007, the Company acquired the technical know-how on the Walnut Plantation Technology (the "Technology") from an independent party, the Research Center in the PRC.  The Technology will benefit the Company by increasing the survival rate of walnut transplantation to 94.4%, compared to the current average survival rate of 30%. Starting from January 1, 2008, the Company has commenced a new business segment as walnut plantation.

The demand for walnut plantation is strong in Northwest China due to the risk of desertization threatening this area. Walnut tree not only prevents desertization efficiently, but also generates revenue from the sale of walnut. The current walnut tree in Northwest China, number of which is approximately 140 million as reported by Shaanxi Provincial Forestry Office, has the shortcoming as long growing period and low output. The Technology will help to correct this shortcoming by transplanting improved walnut saplings on the existing walnut tree. Due to the high survival rate of transplantation guaranteed by the Technology, it is expected that the application of the Technology will cover approximately 92% of the total existing walnut tree in Northwest China.

For the period from January 1, 2008 (commencement) to June 30, 2008, the revenue generated from walnut plantation was approximately $1,300,000, which was expected to increase to approximately $29,000,000 for the fiscal year ended June 30, 2009, based on the projected 200,000 acres of walnut tree transplantation.

Our Business Model

Landscaping Construction Business

During the fiscal year ended June 30, 2008, the Company had revenues of approximately $16,200,000 from landscaping construction contracts, 83% of which from the completed contracts including approximately $3,100,000 from Shaanxi Chi-Yu River Resorts, $2,260,000 from Xi An High-Tech Industrial Development Zone, $1,900,000 from Shaanxi Truck Manufacture Co. Ltd., and $1,700,000 from Da Tang Bin Chang Power Plant. In addition, the Company had revenues of approximately $2,670,000 from processing and uncompleted contracts, or 17% of total landscaping projects revenue, of which approximately $1,540,000 from the landscaping construction project along Hua Yue Road in Hua Yin City. The characteristic of the Company's landscaping construction business determines its customers base have to keep changing. In most case, the lifecycle of a project covers two years, including construction in the first year and maintenance in the second year. The Company applies the percentage-of-completion method to recognize revenues for the projects. Therefore, approximately 90% of the contract amount will be recognized in the first year according to the percentage of completion, and approximately 10% of the contract amount will be recognized in the second year of the project reflecting the maintenance services. If the Company fails to bring the new customers after the completion of the current projects, the Company will be unable to maintain profitability. The Company may need to rely on financing from related parties and outside sources through debt or equity transactions. The Company's related parties are under no legal obligation to provide the Company with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition. In addition, the Company's growth potential will be adversely affected and the Company will have to significantly modify its plans. For example, if the Company is unable to raise sufficient capital to develop its business plan, the Company may need to limit the Company's future marketing efforts to areas that the Company believes would be the most profitable.

Walnut Plantation

The Company has initiated a walnut forest preservation project, recovering the walnut forest from long growing period and low output. Based on the traditional garden afforestation project construction, the Company is actively making good use of the walnut planting and transplanting technologies of which successful experiments have been realized. It is also carrying out new forestry promotion with walnut transplanting and other technologies. The transplanting technology makes the transplanting surviving rate 94.4%, far beyond the current 30%. It also makes the dream of "first year fruits, second year earnings" come true.

According to the initial projection, the Technology will be applied to 200,000 acres of walnut tree transplantation, each acre of which will have 364 walnut saplings, generating revenues from sales of walnut saplings of approximately $29,000,000 for the fiscal year ended June 30, 2009. The unit cost of the walnut sapling is $2.20, including the cost of sapling of $.20, approximately 50% of the sale price, and the labor cost of $2.00, approximately 30% of the services fee paid by the farmers. After the application of the Technology, it is expected that the annual output of walnut from each walnut tree will be 70kg, the selling price of which is approximately $6.00 per kilogram. Therefore, we believe it should be the win-win situation for both farmers and the Company.

The Walnut Plantation project has been favored by Agricultural Ministry of China and National Forestry Bureau and received positive reaction from the local farmers. The orders from the farmers have largely exceeded the annual production capacity of the Company, and it is predicted that the supply can not cover the demand in the following five years. The Technology has been awarded a Certificate of Scientific Achievement by the Shaanxi Agricultural Bureau. It is also applying for the National Scientific Award. The Company believes the National Award would enhance the brand recognition and strengthen the Company’s position in the industry.

Marketing Opportunities

China's economy retains a growth rate of 8-10% in recent years. The total market of China's afforestation industry by 2020 will be USD 150 billion, increasing by USD 10 billion every year after 2005. The perspective market for the Company is great. The development trend of China's garden planting and afforestation can be concluded as follows.

1）Three projects initiated by the State, including Green Channel Project, urbanization promotion and West China Development, and the being-conducted urban afforestation plan of Beijing Olympics give a boost to the hot sale of the afforestation plant. The demand always surpasses the supply, and the prices go upward.

2）With the progresses the society, people pay more attention to residential environment, so that the demand for afforestation plant is increasingly large. Afforestation plant industry has become a rising sun industry with great potential.

3）The urban forest construction, with faster urbanization process, makes greater demand for garden plant as well. By 2010, the forest cover rate of 30% must be achieved in 70% of Chinese cities, and the public greenland area must be 10m2 per person, as urban forest construction and plan of China says. Meanwhile, real estate developers increase their prices with more green landscape and parks. According to Urban Residential Community Plan and design Criteria which is a national standard, at least 12 thousand hm2 of residential community land needs afforesting and beautifying every year. Large market potential is available.

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

Modernization has swept across China beyond the coastal boomtowns deep into the countryside. As a result, the demand for urban landscape has increased dramatically in China.

City Clusters Leading Development

A system of urban development in China has been gradually taking shape. Apart from the city clusters in the Yangtze River Delta, the Pearl River Delta, and the Bohai Sea region, China has witnessed the establishment of eight new city clusters, one of which is Central Shaaxi province, the location of the Company.

The GDP in Shaaxi province for 2005 was RMB 367.475 billion, up 12.6% from the previous year. The per capita GDP stood at RMB 9,844, up 12.2%. The primary industry yielded a value added of RMB 41.86 billion, 7.9% more than that of the previous year; the secondary industry, RMB 184.897 billion, a growth of 15.9%; the tertiary industry, RMB 140.718 billion, a growth of 10%. The GDP ratio of the three sectors was 11.4: 50.3: 38.3. Provincial revenue was RMB 52.86 billion, an increase of 27.2% over the previous year. Provincial expenditure was RMB 64.11 billion, a growth of 24.2%. CPI was up 1.2% from the previous year. Fixed asset investment was valued at RMB 198.052 billion, up 28.3% from the previous year. (source: www.china.gov.cn ) As the city clusters in central Shaaxi province continue to grow, the need for a healthy, growing vegetation and landscaped infrastructure will necessitate an increased urban landscaping industry.

Advocacy for the “Garden City”

Current development forces in China are characterized by steady population growth, an ongoing urbanization of the former agriculturally-based population, aggressive economic growth and rapid motorization.  Economic forces continue to become increasingly decisive in the process of urbanization, giving impetus particularly to the growth of the large cities. At the same time, there is no comprehensive regional planning, nor national land development approach. The consequence is a threat of a scattered low-density urbanization in the countryside and fast, uncontrolled and uncoordinated growth of the large city regions. The problem has caught the Chinese government's attention at the highest levels. In order to build a suitable environment for inhabitants, garden city construction is included in local government's agenda. It is also used as one of the measurements to evaluate the local government's performance.

According to the Ministry of Construction, in late 2006, the area of green space and parks in cities at prefecture level or above (counties under administration of cities excluded) totaled 250,000 hectares. Per capita green space exceeded 6.8 square meters. Newly constructed urban green spaces spanned 920,000 hectares; and increased by 321,000 hectares. The coverage rate of green space reached 35.1%, up 4.7 percentage points. By the end of 2006, 45 cities were granted the title of "national garden city" by the Ministry of Construction.

Of the 559 cities monitored by the State Environmental Protection Administration, 24 met grade one air quality standards (4.3%); 325 met grade two standards (58.1%); 160 met grade three standard (28.6%); and 50 were below grade three standards (9.0%). At of the end of 2006, China identified 60 national environmental model cities, and five national environmental protection model districts. Thirteen cities were awarded "Human Habitat Environment Prizes" issued by the State Environmental Protection Administration.

Increase in Urban Landscape Investment

Total investment in urban landscape was approximately $14.8 billion from the Chinese government between 2001 to 2005, increasing by approximately 113% compared to the previous five-year period. (source: Xinhua) The Chinese government also encourages enterprises investing more in urban landscape construction by allowing them to name the invested landscape. In addition, a capital raising system for urban landscape has been formed, and is secured by government funds.

Motivation Related to the 2008 Olympic Games

After China won the Olympic bid for the summer 2008 games, it promised to make Beijing an "ecological city" with "green hills, clear water, grass-covered ground, and blue sky". Since then the city has spent 100 billion yuan (12.5 billion US dollars) planting trees and curbing polluting industries, according to the State Environmental Protection Administration of China. Heavy polluters like the Capital Iron and Steel Group were moved out of the capital and 200 small and medium-sized firms had been shut down. The city has also phased out over 30,000 old taxies and 3,900 old diesel-powered buses that do not meet environmental standards. (source: People Daily Online). Consequentially, the influence of the 2008 Olympic Games will be spread throughout China since the Olympic Games has been widely regarded as an opportunity to showcase China to the world. According to a recent industry survey jointly conducted by the Pacific Asia Travel Association (PATA) and Visa International Asia Pacific, the Beijing 2008 Olympic Games will be a spur to Asia's tourism industry as many people looking to attend the event also plan to spend time exploring other parts of China and Asia. It was reported that almost 9 out of 10 people planning to visit Beijing for the Olympics will visit other Chinese cities if time permits.

Background of Walnut Plantation

Reacting to the government's call of replacing the farmland with forest, the farmers in Shaanxi bought a lot of walnut seedlings to plant. Accordingly, they were entitled to obtain financial subsidy from the government for a period of 8 years. However, the output period of their walnut tree will not start until 10-15 years afterwards. When the 8-year-subsidy ends, the farmers would have to cut the walnut trees without any fruits due to living pressure. The beautiful walnut forest is being trapped into crisis

As reported by Shaanxi Provincial Forestry Office, the number of walnut trees in China is about 140 million with a growth rate of 15%. It is predicted after five years or in 2012, with the current magnitude and growth rate, the number of walnut trees in China would exceed 400 million.

After the application of the Technology, it is expected that the annual output of walnut from each walnut tree will be 70kg, the selling price of which is approximately $6.00 per kilogram. Therefore, we believe the demand for walnut tree transplantation will be great and it should be the win-win situation for both farmers and the Company.

Marketing Strategy

The Company expects to enhance its market shares in the northwest China by following new marketing strategies. Currently, the development in northwest China concentrates on Central Shaanxi Province, which is considered one of eight new city clusters in China, in addition to the existing city clusters in the Yangtze River Delta, the Pearl River Delta, and the Bohai Sea region.

The GDP in Shaaxi province for 2005 was RMB 367.475 billion, up 12.6% from the previous year. The per capita GDP stood at RMB 9,844, up 12.2%. The primary industry yielded a value added of RMB 41.86 billion, 7.9% more than that of the previous year; the secondary industry, RMB 184.897 billion, a growth of 15.9%; the tertiary industry, RMB 140.718 billion, a growth of 10%. The GDP ratio of the three sectors was 11.4 : 50.3 : 38.3. Provincial revenue was RMB 52.86 billion, an increase of 27.2% over the previous year. Provincial expenditure was RMB 64.11 billion, a growth of 24.2%. CPI was up 1.2% from the previous year. Fixed asset investment was valued at RMB 198.052 billion, up 28.3% from the previous year. (source: www.china.gov.cn ) As the city clusters in central Shaaxi province to grow, the need for a healthy, growing green infrastructure will necessitate an urban landscape Industry. The urban landscape Industry creates this huge economic impact while providing a tremendous environmental benefit, mitigating the effects of intensive urban living.

Improving technologies. Technology application and improvement is the key for our company in marketing. In order to maintain the leading position in landscaping industry in Northwest China, that is 20% market shares in Xi An City and 8% market shares in Northwest China, per the comprehensive evaluation from Shaanxi Construction Bureau in 2006, the Company keeps a long-term relationship with local research institutes and universities, such as Northwest University, Northwest Science and Agriculture University, Technical Advice Unit of Shaanxi Forestry Bureau. The cooperation between the Company and these research institutes and universities includes technical training, exchange of expertise, projects for ecological forest study. The Company also retains foreign experts for short-term supervision. The expenses in research and development every year are approximately 6% of revenues.

In September 2007, the Company acquired the technical know-how on the Walnut Plantation Technology (the "Technology") from an independent party, the Research Center in the PRC. The Technology has been favored by Agricultural Ministry of China and National Forestry Bureau and received positive reaction from the local farmers. The Technology has been awarded a Certificate of Scientific Achievement by the Shaanxi Agricultural Bureau. It is also applying for the National Scientific Award. The Company believes the National Award would enhance the brand recognition and strengthen the Company’s position in the industry.

 Seeking for support from local government. The local government in Xi An, the city where the Company is located, targets to turn Xi An into a garden city within three years. In order to reach this goal, the government encourages enterprises to invest in urban landscape and support competent companies to engage in the urban landscaping industry. In addition, the government plans to build up approximately 175 small-size squares all over the city. Our Company is expected to be supported by the local government due to its high reputation, professional design, quality control and management. More than 10 projects constructed and managed by the Company have been awarded and termed as an "Excellent Model" by the city government, which include Landscaping for Yin Chuan Ming Cui Lake Eco Resorts, Landscaping for South Campus of Northwest University, Landscaping for Shaanxi Jing He Development Zone, and so on.

Seeking strategic partners. In order to lower the construction cost of urban landscaping projects and ensure the diversity of plant species, the Company intends to enter into collaborative arrangements with local farmers. The Company will introduce good species to the farmers and send technicians for the training at the farms. The Company owns the techniques for walnut transplanting and seed renovation, which will increase the success rate for walnut transplanting by more than 94%. In order to popularize these techniques, the Company cooperates with local farmer cooperatives, through which the farmers are educated and encouraged to try the new technology. The cooperation with local farmers provides the Company with an opportunity to multiply our channels and diversify suppliers. During the fiscal year ended June 30, 2007, the Company purchased raw materials of approximately $2,200,000, or 87% of total purchase, from two major suppliers, Shaanxi Bai He Hui Gardening Co. Ltd., representing 49% of total purchase, and Shaanxi Feng Mao Trading Co., representing 38% of total purchase. The most raw materials are saplings and small trees for landscaping purpose. The Company believes that the direct cooperation with local farmer cooperatives will reduce the concentration risk due to the current small suppliers base.

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

Employees

Currently, the Company has 68 employees, 7 of which are senior management and 29 of which are specialized in floriculture, gardening, landscaping construction and maintenance. Approximately 64.7% of total employees have bachelor degrees or above.

ITEM 1A.	RISK FACTORS

This Annual Report on Form 10-K contains forward-looking statements, which are based on current expectations and assumptions that are subject to risks and uncertainties. You should carefully consider the risks described below, as well as the other information contained in this report, including our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Any of the risks described below could materially and adversely affect our business, prospects, financial condition and results of operations.

Changes in governmental policies could reduce demand for the Company’s services

Most of the Company’s business is driven by governmental policies and support from the local government. Any changes in governmental policies regarding funding or enforcement would have an adverse impact on the Company’s revenues. Also, reduced spending by governments may increase competition within the Company's industry which may directly affect future revenue and profits.

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

The use of percentage of completion method of accounting could result in a reduction or reversal of previously recorded revenues and profits

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

Our assets are located in China, and the Company’s revenues are derived from its operations in China

In terms of industry regulations and policies, the economy of China has been transitioning from a planned economy to a market oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reforms, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China are still owned by the Chinese government. For example, all lands are state owned and are leased to business entities or individuals through the governmental granting of State-owned Land Use Rights. The granting process is typically based on government policies at the time of granting and it could be lengthy and complex. This process may adversely affect our company’s future manufacturing expansions. The Chinese government also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency and providing preferential treatment to particular industries or companies. Uncertainties may arise with the changing of governmental policies and measures. At present, our company’s development of research and development technologies and products is subject to approvals from the relevant government authorities in China. Such governmental approval processes are typically lengthy and complex, and never certain to be obtained.

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

Risks related to interpretation of Chinese laws and regulations which involve significant uncertainties

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

Currency conversion and exchange rate volatility could adversely affect our financial condition

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

Since 1994, the exchange rate for Renminbi against the United States dollar has remained relatively stable, most of the time in the region of approximately RMB8.28 to US$1.00. However, in 2005, the Chinese government announced that it would begin pegging the exchange rate of the Chinese Renminbi against a number of currencies, rather than just the U.S. dollar. As our operations are primarily in China, any significant revaluation of the Chinese Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert United States dollars into Chinese Renminbi for our operations, appreciation of this currency against the United States dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert Chinese Renminbi into United States dollars for other business purposes and the United States dollar appreciates against this currency, the United States dollar equivalent of the Chinese Renminbi we convert would be reduced.

Our failure to repay debentures may result in a change of control

Our ability to repay our debentures issued to Trafalgar is dependent upon our successful execution of our business strategy.  For example, we executed a securities purchase agreement with Trafalgar on June 30, 2008 pursuant to which we issued senior secured convertible redeemable debentures in the aggregate principal amount of $2,500,000.  These June Debentures are generally due twenty-four (24) months after the date of issuance.  If we do not successfully execute our business strategy, we may be unable to generate sufficient funds to repay the June Debentures upon maturity.  If we are unable to repay these June Debentures, Trafalgar will be entitled to receive certain shares of our Common Stock along with substantially all of our company’s assets.  This amount would not only be devastating to our ability to continue operations but it would also give Trafalgar the ability to assume control of the Company.  If Trafalgar assumes control of the Company, they may choose to liquidate the operations and divest the Company of all of its operating assets in order to satisfy the outstanding principal balance and related interest.

The selling stockholder intends to sell shares of common stock in the market, which sales may cause our stock price to decline

The selling stockholder intends to sell in the public market up to 7,287,097 shares of our Common Stock being registered in this offering. That means that up to 7,287,097 shares may be sold pursuant to this Registration Statement. Such sales may cause our stock price to decline. Our officers and Directors and those stockholders who are significant stockholders as defined by the SEC will continue to be subject to the provisions of various insider trading and Rule 144 regulations.  In addition, you as a stockholder could be significantly diluted and the value of your stock position could be greatly reduced. It is also possible that Trafalgar could short sell our stock using the debenture or some of their restricted position to cover their sales.  If this occurs there could be strong negative pressure on our stock and as such the price may significantly decrease.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

Our corporate headquarters are located at 391 Hua Yu Lane, Dong Xin Street, Xi’an, Shaanxi Province, P.R. China. Our lease for this space has a term of 3 years.  The space is 4,300 square feet and is located at 4th/Fl, Block A, 12 Xiang Zi Miao Street, Bei Lin Qu, Xi An, P. R. China. Pursuant to the terms of the lease, the annual rental payment is $25,000 paid semi-annually. This space is adequate for our present and planned future operations. No other businesses operate from this office space.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of Fiscal 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol EVEH.  The following table sets forth the range of closing bid prices of our common stock as quoted on the OTCBB during the periods indicated.  The prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions.

		High	Low
Fiscal Year Ending June 30, 2008	Fourth Quarter	$0.34	$0.08
	Third Quarter	$1.30	$0.08
	Second Quarter	$1.50	$0.26
	First Quarter	$0.51	$0.51
Fiscal Year Ending June 30, 2007	Fourth Quarter	$1.00	$0.51
	Third Quarter	$0.91	$0.25
	Second Quarter	$0.51	$0.15
	First Quarter	$0.20	$0.20

Holders

We have approximately 3,355 record holders of our common stock as of September 30, 2008.

Dividend Policy

The Company does not anticipate paying any cash dividends on its common stock in the foreseeable future because it intends to retain its earnings to finance the expansion of its business.  Thereafter, declaration of dividends will be determined by the Board of Directors in light of conditions then existing, including without limitation the Company’s financial condition, capital requirements and business condition.

Equity Compensation and Stock Option Plan Information

On July 13, 2007, the Company approved the 2007 Benefit Plan (“2007 Plan”). Pursuant to the 2007 plan, the Company would grant a maximum of 5,000,000 share options to employees and non-employee eligible individuals, either as non-statutory stock option or incentive stock option.

On August 13, 2007, the Company authorized to grant a total of 2,000,000 options to 3 consultants for service rendered under the 2007 Plan. All of the options were exercisable at 75% of the market price at the time of exercise for a period of 1 year from grant date. All options will vest immediately upon the exercise hereof and contain a cashless exercise provision.

A schedule of the options as of June 30, 2008 is as follows:

	No. of options	Weighted average exercise price

Options outstanding as of July 1, 2007	-	$-
Granted in August 2007	2,000,000	0.3825
Exercised in August 2007	(2,000,000)	0.3825

Options outstanding as of June 30, 2008	-	$-

Options exercisable as of June 30, 2008	-	$-

Subsequently, on August 30, 2007, the aggregate amount of 2,000,000 options were exercised by 3 consultants and the Company issued 2,000,000 shares of common stock at a cashless exercise price of $0.3825, which represented 75% of the closing price of the Company’s common stock on the prior trading day. The aggregate intrinsic value of options exercised during the year ended June 30, 2008 was $765,000.

Penny Stock Characterization

The shares of our common stock are “penny stocks” within the definition of that term as contained in the Exchange Act, which are generally equity securities with a price of less than $5.00. Our shares of common stock will then be subject to rules that impose sales practice and disclosure requirements on certain broker-dealers who engage in certain transactions involving a penny stock. These will impose restrictions on the marketability of our common stock.

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or “accredited investor” must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $5,000,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, unless the broker-dealer or the transaction is otherwise exempt, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the Registered Representative and current bid and offer quotations for the securities. In addition a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account, the account’s value and information regarding the limited market in penny stocks. As a result of these regulations, the ability of broker-dealers to sell our stock may affect the selling stockholders or other or other holders seeking to sell their shares in the secondary market. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. These additional sales practice and disclosure requirements could impede the sale of our securities. In addition, the liquidity for our securities may be adversely affected, with concomitant adverse affects on the price of our securities.

Registration Rights Agreements

On June 30, 2008, a Registration Rights Agreement was executed by us conferring upon Trafalgar Capital Specialized Investment Fund, Luxembourg demand registration rights for (i) 2,500,000 shares of our common stock, and (ii) the right to purchase up to $6,000,000 of our common stock over a two year period, exclusive of the first 2,500,000 shares. Upon written demand, we shall register the shares as soon as practicable and in no event later than 90 days from the notice. In addition, we must maintain the registration statement until all of the securities are sold or otherwise become freely tradable.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data have been derived from the Company’s and its predecessor’s financial statements which have been audited by Zhong Yi (Hong Kong) C.P.A. Company Limited, an independent registered public accounting firm, as of and for the fiscal years ended June 30, 2008 and 2007 and the related statements of operations, stockholders’ equity and cash flows for the fiscal years ended June 30, 2008 and 2007. The summary financial data as of June 30, 2008 and 2007 are derived from our audited financial statements, which are included elsewhere in this report. The audited condensed financial statements have been prepared on the same basis as our audited financial statements and include all adjustments, consisting of normal and recurring adjustments, that we consider necessary for a fair presentation of our financial position and operating results for the audited periods.

The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Prospectus and the Financial Statements and notes thereto included in this Prospectus.

ENVIRONMENT ECOLOGY HOLDING CO. OF CHINA
SUMMARY OF STATEMENTS OF OPERATIONS

Audited Financial Summary Information for the Fiscal Years Ended June 30, 2008 and 2007

Statements of Operations (Audited)	For the fiscal year ended June 30, 2008	For the fiscal year ended June 30, 2007

Revenues	$17,607,747	$3,979,748
Cost of revenue	$12,427,672	$2,559,754
Gross profit	$5,180,075	$1,419,994
Operating expenses	$1,915,480	$632,440
Income from operations	$3,264,595	$787,554
Other income	$159,975	$155
Income tax expense	$1,189,005	$430,450
Net income	$2,030,167	$313,686
Other comprehensive income	$461,957	$128,797
Comprehensive income	$2,492,124	$442,483
Net income per common share	$0.07	$0.01

Balance Sheet (Audited)	As of June 30, 2008	As of June 30, 2007

Available cash	$6,420,881	$2,775,361
Total current assets	$9,564,690	$3,019,298
Non-current assets	$605,307	$470,960
Total Assets	$10,169,997	$3,490,258
Current liabilities	$1,630,315	$674,724
Non-current liabilities	$1,186,737	$-
Total liabilities	$2,817,052	$674,724
Minority interest	$360,081	$141,044
Stockholders’ equity	$6,992,864	$2,674,490
Total liabilities and stockholders’ equity	$10,169,997	$3,490,258

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations for fiscal years ended June 30, 2008 and 2007, together with our consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this report.

BUSINESS MODEL

Landscaping Construction Business

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

During the fiscal year ended June 30, 2008, the Company had revenues of approximately $16,200,000 from landscaping construction contracts, 83% of which from the completed contracts including approximately $3,100,000 from Shaanxi Chi-Yu River Resorts, $2,260,000 from Xi An High-Tech Industrial Development Zone, $1,900,000 from Shaanxi Truck Manufacture Co. Ltd., and $1,700,000 from Da Tang Bin Chang Power Plant. In addition, the Company had revenues of approximately $2,670,000 from processing and uncompleted contracts, or 17% of total landscaping projects revenue, of which approximately $1,540,000 from the landscaping construction project along Hua Yue Road in Hua Yin City. The characteristic of the Company's landscaping construction business determines its customers base have to keep changing. In most case, the lifecycle of a project covers two years, including construction in the first year and maintenance in the second year. The Company applies the percentage-of-completion method to recognize revenues for the projects. Therefore, approximately 90% of the contract amount will be recognized in the first year according to the percentage of completion, and approximately 10% of the contract amount will be recognized in the second year of the project reflecting the maintenance services. If the Company fails to bring the new customers after the completion of the current projects, the Company will be unable to maintain profitability. The Company may need to rely on financing from related parties and outside sources through debt or equity transactions. The Company's related parties are under no legal obligation to provide the Company with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition. In addition, the Company's growth potential will be adversely affected and the Company will have to significantly modify its plans. For example, if the Company is unable to raise sufficient capital to develop its business plan, the Company may need to limit the Company's future marketing efforts to areas that the Company believes would be the most profitable.

Walnut Plantation

In September 2007, the Company acquired the technical know-how on the Walnut Plantation Technology (the "Technology") from an independent party, the Research Center in the PRC.  The Technology will benefit the Company by increasing the survival rate of walnut transplantation to 94.4%, compared to the current average survival rate of 30%. Starting from January 1, 2008, the Company has commenced a new business segment as walnut plantation.

The demand for walnut plantation is strong in Northwest China due to the risk of desertization threatening this area. Walnut tree not only prevents desertization efficiently, but also generates revenue from the sale of walnut. The current walnut tree in Northwest China, number of which is approximately 140 million as reported by Shaanxi Provincial Forestry Office, has the shortcoming as long growing period and low output. The Technology will help to correct this shortcoming by transplanting improved walnut saplings on the existing walnut tree. Due to the high survival rate of transplantation guaranteed by the Technology, it is expected that the application of the Technology will cover approximately 92% of the total existing walnut tree in Northwest China.

The Walnut Plantation project has been favored by Agricultural Ministry of China and National Forestry Bureau and received positive reaction from the local farmers. The orders from the farmers have largely exceeded the annual production capacity of the Company, and it is predicted that the supply can not cover the demand in the following five years. The Technology has been awarded a Certificate of Scientific Achievement by the Shaanxi Agricultural Bureau. It is also applying for the National Scientific Award. The Company believes the National Award would enhance the brand recognition and strengthen the Company’s position in the industry.

For the period from January 1, 2008 (commencement) to June 30, 2008, the revenue generated from walnut plantation was approximately $1,300,000, which was expected to increase to approximately $29,000,000 for the fiscal year ended June 30, 2009, based on the projected 200,000 acres of walnut tree transplantation.

RESULTS OF OPERATIONS – FISCAL YEARS ENDED JUNE 30, 2008 AND 2007

Revenues

Net revenues for the fiscal year ended June 30, 2008 were $17,607,747, of which $16,277,568 from landscaping projects and $1,330,179 from sales of products. The sales of products consisted of the sales of walnut tree, representing 32% of total product sales, and the sales of other plants, representing 68% of total product sales. Comparatively, the Company had net revenues of $3,979,748 from landscaping projects during the fiscal year ended June 30, 2007 and no revenues from sales of products due to the commencement of new business in January of 2008.

The increase in revenues from landscaping projects by $12,297,820, or approximately 300%, in fiscal year ended June 30, 2008 primarily attributable to our effort on marketing. The amount of the contracts signed during the fiscal year ended June 30, 2008 totaled up to $24,000,000, 59% of which was completed as of June 30, 2008. The revenues were recognized based on the percentage of completion. The Company recognized approximately $2,670,000 revenues from the processing projects during the fiscal year ended June 30, 2008.

Compared to 77% of total revenues from the five major customers in the fiscal year ended June 30, 2007, the risk from concentration was lowered slightly in this fiscal year due to the percentage decreased to approximately 51% of total revenues from the four customers. The table below shows the summary of each customer.

Name of Customers	Percentage of Revenues	Projects	Contract Amount	Contract Period
Shaanxi Chi-Yu River Resorts	18%	Landscaping Construction	$3,237,332	December 1, 2007 - April 30, 2009
Xi An High-Tech Industrial Development Zone	12%	Landscaping Construction	$2,782,630	April 7, 2007 - December 30, 2008
Shaanxi Truck Manufacture Co. Ltd.	11%	Landscaping Construction	$1,973,510	December 1, 2007 - April 1, 2009
Da Tang Bin Chang Power Plant	10%	Landscaping Construction	$1,813,858	February 26, 2008 - June 24, 2009

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

The lifecycle of a project is determined by the project's magnitude, which would be clearly described in the contracts case by case. In most cases, the construction periods could cover two years, including construction in the first year and maintenance in the second year. The Company applies the percentage-of-completion method to recognize revenues for the projects. Therefore, approximately 95% of the contract amount will be recognized in the first year according to the percentage of completion, and approximately 5% of the contract amount will be recognized in the second year of the project reflecting the maintenance services.

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

Cost of Revenue

The cost of revenue primarily includes purchase of raw materials, sub-contracting charges and direct overhead. Cost of plants and direct labor would be examples of cost of revenue. In addition, cost of revenue will be affected by the amendment of initially approved proposals due to either the clients' request or overages encountered during the construction process. Such overages will include additional underground construction, the complexity of the environment, and the survival rate of the plants.

Compared to the cost of revenues of $2,559,754, all of which from landscaping construction projects, during the fiscal year ended June 30, 2007, we had $12,427,672 in cost of revenues for the fiscal year ended June 30, 2008, of which the cost of landscaping projects was $11,141,400, or 68.4% of the corresponding revenues, and the cost of sales of products was $1,286,272, or 96.7% of the corresponding revenues. The cost of revenue as a percentage of landscaping projects revenue was slightly increased during the fiscal year ended June 30, 2008, compared to 64.3% in the fiscal year ended June 30, 2007, primarily attributable to more government projects taken during the fiscal year ended June 30, 2008, which have smaller profit margin than those of non-government projects. The Company does not expect such increasing trend to continue in the future because the Company expects to lower the cost of revenue by diversifying the raw materials to different suppliers, controlling the charges of sub-contracting, and devoting more time to consulting services.

Income/Loss

The Company had net incomes of $2,030,167 and $313,686 for the fiscal years ended June 30, 2008 and 2007, respectively. The increase in net incomes by $1,716,481 during the fiscal year ended June 30, 2008 was due primarily to the increase in revenues from landscaping construction projects, which was approximately 400% of the revenues generated in the fiscal year ended June 30, 2007.

Operating Expenses

Selling, general and administrative expenses for the fiscal years ended June 30, 2008 and 2007 were $1,915,480 and $632,440, respectively. The increase by $1,283,040 during the fiscal year ended June 30, 2008 was due primarily to the research and development expenses of $498,604 in connection with the walnut transplantation technique, and the non-cash stock-based compensation resulted from a total of 2,000,000 options granted to 3 consultants for services rendered under the 2007 Benefit Plan, which were valued at an aggregate of $765,000 at their intrinsic value of options at the time of exercise. Accordingly, The Company recognized $765,000 and $0 for the fiscal years ended June 30, 2008 and 2007, respectively. The non-cash stock-based compensation also included $236,250 and $273,750 for the fiscal years ended June 30, 2008 and 2007, respectively, as a result of the issuance of 1,000,000 shares of common stock for services. The shares were valued based on the market price on the date of the stock grant, resulting in total expenses of $1,001,250 for services rendered, which was booked pro rata within the relative service periods.

The operating expenses in the fiscal year ended June 30, 2008 was offset by $109,353 from the recovery of doubtful account. The Company recorded allowance for doubtful accounts after the evaluation for the uncollectibility of specifically identified amounts, which was $101,247 during the fiscal year ended June 30, 2007.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations during these periods. The Company believes that the Company can offset inflationary increases in the cost of revenue by increasing revenue and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows provided by operating activities were $1,374,272 and $1,468,311 for the fiscal years ended June 30, 2008 and 2007, respectively. Cash flows provided by operations during the fiscal year ended June 30, 2008 were due primarily to the net income of $2,030,167 and the increase in other payables and accrued liabilities by $469,867, partially offset by the increases in billed and unbilled accounts receivable by $1,234,994 and $1,383,380, respectively, and the decrease in accounts payable by $413,891.

Billed accounts receivable as of June 30, 2008 was $1,533,342. The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions.  The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible.  If actual collections experience changes, revisions to the allowance may be required. During the fiscal year ended June 30, 2008, the Company recognized $109,353 as the recovery of allowance for doubtful accounts after the actual collection occurred.

The Company applies the percentage-of-completion method under SOP81-1 to recognize revenues for landscape design and construction projects. There were twelve major contracts with total contract value of approximately $17,000,000 completed during the fiscal year ended June 30, 2008 on which $1,568,800 of invoices were unbilled, which will be billed as soon as the clients agree with the progress of the projects.

For these contracts, contract costs of completed contracts have been fully incurred and the extent of progress toward completion was almost finished. Therefore, the total contract amount had been fully recognized in accordance with the percentage-of-completion method.  Unbilled accounts receivable as of June 30, 2008 comprised principally amounts of revenue recognized on contracts for which invoices have not been issued.

During the fiscal year ended June 30, 2007, cash flows from operations were due primarily to the net income of $313,686, the collection of billed accounts receivable by $279,151, and the increase in accounts payable by $383,213, partially offset by the increase in unbilled accounts receivable by $96,232 and decrease in receipt in advance by $111,996 during the year.

Cash flows used in investing activities for the fiscal year ended June 30, 2008 were $176,198 due to the purchase of technical know-how of $165,557 and the purchase of property, plant and equipment of $10,641. Comparatively, cash flows used in investment were 140,512 for the fiscal year ended June 30, 2007 due primarily to the purchase of property and equipment.

Cash flows provided by financing activities were $2,075,043 for the fiscal year ended June 30, 2008 due primarily to the proceeds from issuance of convertible debenture (net of expenses) of $2,011,737 and advance from a shareholder of $63,306. Cash flows from financing activities for the fiscal year ended June 30, 2007 were solely due to the advances from stockholders, which was $161,445.

The Company projects that the Company will need additional capital to fund operations over the next 12 months. The Company anticipates the Company will need approximately $2,000,000 for the two years thereafter.

Overall, the Company has funded its cash needs during the fiscal year ended June 30, 2008 from the receipt of revenues. If the Company is unable to maintain profitability, the Company may need to rely on financing from related parties and outside sources through debt or equity transactions. The Company's related parties are under no legal obligation to provide the Company with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

The Company had cash of $6,420,881 on hand and a working capital of $7,934,375 as of June 30, 2008. Currently, the Company has enough cash to fund its operations for about six months. This is based on the projected revenues and working capital. However, if the projected revenues fall short of needed capital the Company may not be able to sustain its capital needs. The Company will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. The Company's current level of operations would require capital of approximately $2,000,000 per year thereafter. Modifications to the Company's business plans may require additional capital to operate. For example, if the Company is unable to raise additional capital in the future, the Company may need to curtail is number of projects offers or limit its marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for the Company. In addition, there can be no assurance that additional capital will be available to the Company when needed or available on terms favorable.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to certain market risks, including risk due to concentration, credit risk, exchange rate risk, and equity risk. The adverse effects of potential changes in these market risks are discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions management may take to mitigate our exposure to such changes. Actual results may differ. See the Notes to the Company's Consolidated Financial Statements for a description of the Company's accounting policies and other information related to these financial instruments.

(a)         Risk due to concentration

During the fiscal year ended June 30, 2008, approximately 51% of total revenues were from the four major customers. The table below shows the summary of each customer.

Name of Customers	Percentage of Revenues	Projects	Contract Amount	Contract Period
Shaanxi Chi-Yu River Resorts	18%	Landscaping Construction	$3,237,332	December 1, 2007 - April 30, 2009
Xi An High-Tech Industrial Development Zone	12%	Landscaping Construction	$2,782,630	April 7, 2007 - December 30, 2008
Shaanxi Truck Manufacture Co. Ltd.	11%	Landscaping Construction	$1,973,510	December 1, 2007 - April 1, 2009
Da Tang Bin Chang Power Plant	10%	Landscaping Construction	$1,813,858	February 26, 2008 - June 24, 2009

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

(b)         Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. The Company performs ongoing credit evaluations of its Vendors' financial condition, but does not require collateral to support such receivables.

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

(d)         Equity risk

The market price of our common stock could be volatile and fluctuate significantly in response to various factors, including:

- Differences in actual and estimated earnings and cash flows;

- Operating results differing from analysts’ estimates;

- Changes in analysts’ earnings estimates;

- Quarter-to-quarter variations in operating results;

- Changes in market conditions in the landscaping construction industry;

- Changes in market conditions in the walnut plantation industry;

- Changes in general economic conditions; and

- Fluctuations in securities markets in general.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements, and related notes thereto, of Environment Ecology Holding Co. of China, and the Report of Independent Registered Public Accounting Firm, are filed as a part of this Annual Report on Form 10-K.

ENVIRONMENT ECOLOGY HOLDING COMPANY OF CHINA
(FORMERLY DISPATCH AUTO PARTS, INC.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Environment Ecology Holding Company of China
(Formerly Dispatch Auto Parts, Inc.)

We have audited the accompanying consolidated balance sheets of Environment Ecology Holding Company of China (formerly Dispatch Auto Parts, Inc.) and its subsidiaries (“the Company”) as of June 30, 2008 and 2007 and the related consolidated statements of operations and comprehensive income, cash flows and stockholders’ equity for the years ended June 30, 2008 and 2007. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2008 and 2007 and the results of operations and cash flows for the years ended June 30, 2008 and 2007 and in conformity with accounting principles generally accepted in the United States of America.

/s/ Zhong Yi (Hong Kong) C.P.A. Company Limited

Zhong Yi (Hong Kong) C.P.A. Company Limited
Certified Public Accountants

Hong Kong, China
October 8, 2008

ENVIRONMENT ECOLOGY HOLDING COMPANY OF CHINA
(FORMERLY DISPATCH AUTO PARTS, INC.)
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of June 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$6,420,881	$2,775,361
Billed accounts receivable, net	1,533,342	103,953
Unbilled accounts receivable	1,568,800	98,804
Amount due from stockholders	-	39,080
Other receivables and prepayments	41,667	2,100
Total current assets	9,564,690	3,019,298

Property, plant and equipment, net	442,322	470,960
Intangible asset, net	162,985	-
TOTAL ASSETS	$10,169,997	$3,490,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$-	$393,455
Deferred tax liabilities	810,684	-
Income tax payable	132,827	201,545
Amount due to a stockholder	34,836	-
Other payables and accrued liabilities	651,968	79,724
Total current liabilities	1,630,315	674,724

Long-term liability:
Convertible debenture	1,186,737	-

Total liabilities	2,817,052	674,724

MINORITY INTEREST	360,081	141,044

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000 shares authorized; 100,000 shares issued and outstanding	100	100
Common stock, $0.001 par value; 100,000,000 shares authorized; 33,162,114 and 28,662,114 shares issued and outstanding as of June 30, 2008 and 2007	33,162	28,662
Additional paid-in capital	2,736,549	1,151,049
Deferred compensation	-	(236,250)
Accumulated other comprehensive income	630,329	168,372
Statutory reserve	278,606	155,661
Retained earnings	3,314,118	1,406,896

Total stockholders’ equity	6,992,864	2,674,490

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,169,997	$3,490,258

See accompanying notes to consolidated financial statements.

ENVIRONMENT ECOLOGY HOLDING COMPANY OF CHINA
(FORMERLY DISPATCH AUTO PARTS, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended June 30,
	2008	2007
Revenues, net
Projects	$16,277,568	$3,979,748
Products	1,330,179	-
Total revenues, net	17,607,747	3,979,748

Cost of revenue
Projects	11,141,400	2,559,754
Products	1,286,272	-
Total cost of revenue	12,427,672	2,559,754

Gross profit	5,180,075	1,419,994

Operating expenses:
Stock-based compensation to service providers	1,001,250	273,750
General and administrative	524,979	257,443
(Recovery of) allowance for doubtful accounts	(109,353)	101,247
Research and development	498,604	-
Total operating expenses	1,915,480	632,440

Income from operations	3,264,595	787,554

Other income:
Recovery of uncollectible accounts receivable	158,436	-
Interest income	1,539	155

Income from operations	3,424,570	787,709

Income tax expense	(1,189,005)	(430,450)
Income before minority interest	2,235,565	357,259

Minority interest	(205,398)	(43,573)

NET INCOME	$2,030,167	$313,686

Other comprehensive income:
- Foreign currency translation gain	461,957	128,797

COMPREHENSIVE INCOME	$2,492,124	$442,483

Net income per share:
Basic	$0.07	$0.01
Diluted	$0.07	$0.01

Weighted average number of shares outstanding:
Basic	30,335,725	26,896,548
Diluted	30,474,614	26,896,548

See accompanying notes to consolidated financial statements.

ENVIRONMENT ECOLOGY HOLDING COMPANY OF CHINA
(FORMERLY DISPATCH AUTO PARTS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))

	Years ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$2,030,167	$313,686
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	205,398	43,573
Depreciation and amortization	97,752	99,521
(Reversal of) allowance for doubtful accounts	(109,353)	101,247
Rent expense, non-cash	-	24,526
Stock-based compensation to service providers	1,001,250	273,750
Deferred income tax expenses	768,578	-
Changes in operating assets and liabilities:
Billed accounts receivable	(1,234,994)	279,151
Unbilled accounts receivable	(1,383,380)	(96,232)
Other receivables and prepayments	(39,567)	(2,100)
Accounts payable	(413,891)	383,213
Receipt in advance	68,533	(111,996)
Income tax payable	(86,088)	123,168
Other payables and accrued liabilities	469,867	36,804

Net cash provided by operating activities	1,374,272	1,468,311

Cash flows from investing activities:
Purchase of technical know-how	(165,557)	-
Purchase of property, plant and equipment	(10,641)	(140,512)
Net cash used in investing activities	(176,198)	(140,512)

Cash flows from financing activities:
Proceeds from issuance of convertible debenture (net of expenses)	2,011,737	-
Advances from stockholders	63,306	161,445
Net cash provided by financing activities	2,075,043	161,445

Effect of exchange rate changes on cash and cash equivalents	372,403	99,196
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,645,520	1,588,440

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,775,361	1,186,921

CASH AND CASH EQUIVALENTS, END OF YEAR	$6,420,881	2,775,361

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest expenses	$-	$-
Cash paid for income taxes	$898,484	$307,282

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Shares issued for financing cost	$825,000	$-

See accompanying notes to consolidated financial statements.

ENVIRONMENT ECOLOGY HOLDING COMPANY OF CHINA
(FORMERLY DISPATCH AUTO PARTS, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Series “A” Preferred Stock		Common stock		Additional paid-in capital	Deferred compensation	Accumulated other comprehensive income	Statutory reserve	Retained earnings	Total stockholders’ equity
	No. of shares	Amount	No. of shares	Amount

Balance as of July 1, 2006	100,000	$100	26,000,000	$26,000	$619,185	$-	$39,575	$100,167	$1,148,704	$1,933,731

Retirement of common stock to treasury	-	-	(845,000)	(845)	845	-	-	-	-	-

Shares issued to complete reverse acquisition	-	-	2,507,114	2,507	(2,507)	-	-	-	-	-

Shares issued for services, non-cash	-	-	1,000,000	1,000	509,000	(236,250)	-	-	-	273,750

Rent expense for office maintained by shareholder, non-cash	-	-	-	-	24,526	-	-	-	-	24,526

Net income for the year	-	-	-	-	-	-	-	-	313,686	313,686

Appropriation to statutory reserves	-	-	-	-	-	-	-	55,494	(55,494)	-

Foreign currency translation adjustment	-	-	-	-	-	-	128,797	-	-	128,797
Balance as of June 30, 2007	100,000	$100	28,662,114	$28,662	$1,151,049	$(236,250)	$168,372	$155,661	$1,406,896	$2,674,490

Recognition of stock-based compensation expenses	-	-	-	-	-	236,250	-	-	-	236,250

Cashless exercise of common stock options	-	-	2,000,000	2,000	763,000	-	-	-	-	765,000

Shares issued for services, non-cash	-	-	2,500,000	2,500	822,500	-	-	-	-	825,000

Net income for the year	-	-	-	-	-	-	-	-	2,030,167	2,030,167

Appropriation to statutory reserves	-	-	-	-	-	-	-	122,945	(122,945)	-

Foreign currency translation adjustment	-	-	-	-	-	-	461,957	-	-	461,957
Balance as of June 30, 2008	100,000	$100	33,162,114	$33,162	$2,736,549	$-	$630,329	$278,606	$3,314,118	$6,992,864

See accompanying notes to consolidated financial statements.

ENVIRONMENT ECOLOGY HOLDING COMPANY OF CHINA
(FORMERLY DISPATCH AUTO PARTS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))

1.         ORGANIZATION AND BUSINESS BACKGROUND

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

On August 30, 2006, the owners of Lv Bao entered into an exchange agreement with the owners of Li Bao. This exchange transaction involved that Li Bao’ s equity owners transferred the aggregate equity interest of 93.57% of the registered capital of Li Bao ( equivalent to RMB65,500,000) to Lv Bao . The transaction was an exchange of shares and no cash or other assets were exchanged in the transaction was taken place. Following the completion of the equity transfer, Li Bao became an operating subsidiary of Lv Bao with 93.57% controlling interest.

The above two consecutive transactions have been accounted for as a reverse acquisition and recapitalization of the Company, through a wholly-owned subsidiary, Lv Bao, whereby Li Bao is deemed to be the ultimate accounting acquirer (legal acquiree) and the Company to be the ultimate accounting acquiree (legal acquirer). The accompanying consolidated financial statements are in substance those of Li Bao, with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of stock exchange transaction. The Company is deemed to be a continuation of the business of Li Bao, through its immediate holding company, Lv Bao.

In September 2007, Li Bao acquired the technical know-how on the Walnut Plantation Technology from an independent party, the Research Center in the PRC. Starting from January 1, 2008, the Company has commenced in the operation in Walnut plantation.

EVEH, Lv Bao and Li Bao are hereinafter referred to as (the “Company”).

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

●	Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amount of assets and liabilities in the balance sheets and revenues and expenses during the years reported. Actual results may differ from these estimates.

●	Basis of consolidation

The consolidated financial statements include the financial statements of EVEH and its subsidiaries.

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

(b)	Sale of products

The Company derives revenues from the sales and production of walnut products. The Company recognizes its revenues net of value added taxes (“VAT”). The Company is subject to VAT at the rate of 6% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales while input VAT is not allowed for deduction from the invoiced value of purchases.

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

The Company generally bills its customers under its long term contracts pursuant to billing schedules contained in the contracts or, upon completion of agreed milestones or deliveries, with each milestone or delivery typically having a value specified in the contract. An allowance, for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of June 30, 2008 and 2007, an allowance for doubtful accounts was $0 and $103,953.

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

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

●	Intangible asset

Intangible asset refers to the purchased technical know-how in the Walnut plantation technology acquired from the Research Center in the PRC, an independent third party at its historical cost. Purchased technical know-how includes secret formulas, manufacturing processes, technical and procedural manuals. Amortization is calculated on the straight-line basis over the expected useful life of 10 years.

●	Valuation of long-lived assets

Long-lived assets primarily include property, plant and equipment and intangible asset. In accordance with Statement of Financial Accounting Standard ("SFAS") SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results. There has been no impairment as of June 30, 2008 or 2007.

●	Advertising expenses

The Company expenses advertising costs as incurred in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 93-7, “Reporting for Advertising Costs”. No advertising expenses during the years ended June 30, 2008 and 2007, respectively.

●	Research and development

Research and development costs are expensed as incurred in the development of new processes including significant improvements and refinements of existing products. Such costs mainly relate to labor and material cost. The Company incurred $498,604 and $0 of such costs for the years ended June 30, 2008 and 2007.

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

The Company also adopts Financial Accounting Standards Board ("FASB") Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes" and FSP FIN 48-1, which amended certain provisions of FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

In connection with the adoption of FIN 48, the Company analyzed the filing positions in all of the federal, state and foreign jurisdictions where the Company and its subsidiaries are required to file income tax returns, as well as all open tax years in these jurisdictions. The Company adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the years ended June 30, 2008.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the local and foreign tax authority.

●	Net income per share

The Company calculates net income per share in accordance with SFAS No. 128, “Earnings per Share”. Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the year. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

●	Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the consolidated statement of operations.

The reporting currency of the Company is the United States dollars ("US$"). The Company's subsidiaries in the PRC maintain their books and records in its local currency, Renminbi Yuan ("RMB"), which is functional currency as being the primary currency of the economic environment in which these entities operate.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with SFAS No. 52, “Foreign Currency Translation”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective year:

	2008	2007

Year-end RMB:US$ exchange rate	6.872	7.621
Average yearly RMB:US$ exchange rate	7.248	7.851

●	Retirement plan costs

Contributions to retirement schemes (which are defined contribution plans) are charged to general and administrative expenses in the consolidated statements of income and comprehensive income as and when the related employee service is provided.

●	Stock-based compensation

The Company adopts SFAS No. 123(R), “Share-Based Payment” using the fair value method. Under SFAS No. 123(R), the stock-based compensation is measured using the Black-Scholes Option-Pricing model on the date of grant. The fair value of stock-based compensation that is expected to vest is recognized using the straight-line method over the requisite service period.

The Company also applies Emerging Issues Task Force No. 96-18 “Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in conjunction with selling, goods or services” (“EIFT 96-18”), with respect to options and warrants issued to non-employees.

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

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. Commencing from January 1, 2008, the Company operates two reportable segments: Landscape Business and Plantation Business.

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

The Company’s financial instruments primarily include cash and cash equivalents, billed and unbilled accounts receivable, amount due from (to) stockholders, other receivables and prepayments, accounts payable, income tax payable and other payables and accrued liabilities.

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

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement where the FASB has previously determined that under those pronouncements fair value is the appropriate measurement. This statement does not require any new fair value measurements but may require companies to change current practice. This statement is effective for those fiscal years beginning after November 15, 2007 and to the interim periods within those fiscal years. The Company believes that SFAS No. 157 should not have a material impact on the consolidated financial position or results of operations

In September 2006, the FASB issued SFAS No. 158, ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)’’ ("SFAS No. 158"). This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets for a not-for-profit organization. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company does not believe that this new pronouncement will have a material impact on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company believes that SFAS 141R should not have a material impact on the consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51, or SFAS No. 160" ("SFAS No. 160"). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that SFAS No. 160 should not have a material impact on the consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In May, 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles," ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 will be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board's amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The application of SFAS No. 162 will have no effect on the Company's financial position, results of operations or cash flows.

Also in May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts--an interpretation of FASB Statement No. 60" ("SFAS No. 163"). SFAS No. 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS No. 163 on its financial statements but does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years after December 15, 2008, and must be applied on a retrospective basis. Early adoption is not permitted. The Company is assessing the potential impact of this FSP on the convertible debt issuances.

In June 2008, the FASB issued FASB Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company is assessing the potential impact of this FSP on the earnings per share calculation.

In June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is assessing the potential impact of this EITF 07-5 on the financial condition and results of operations.

3.         BILLED AND UNBILLED ACCOUNTS RECEIVABLE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required.

	As of June 30,
	2008	2007

Billed accounts receivable	$1,533,342	$207,906
Unbilled accounts receivable	1,568,800	98,804
Less: allowance for doubtful accounts	-	(103,953)
Billed and unbilled accounts receivable, net	$3,102,142	$202,757

During the year ended June 31, 2008, the Company has made a recovery from the allowance for doubtful accounts of $109,353, relating to approximately $207,906 (equivalent to RMB1,585,237) which was aged over 1 year, included in the balance as of June 30, 2007 and subsequently collected from a customer in July 2007.

All unbilled accounts receivable balances are expected to be billed in the next quarter.

4.         PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consisted of the following:

	As of June 30,
	2008	2007

Leasehold improvement	$175,577	$157,348
Plant and machinery	461,596	442,713
Motor vehicles	198,988	188,670
Office equipment	42,493	40,467
Foreign translation adjustment	95,046	38,232
	973,700	867,430
Less: accumulated depreciation	(483,185)	(379,780)
Less: foreign translation adjustment	(48,193)	(16,690)
Property, plant and equipment, net	$442,322	$470,960

Depreciation expense for the years ended June 30, 2008 and 2007 were $86,715 and $99,521, respectively.

5.         INTANGIBLE ASSET, NET

Intangible asset, net, consisted of the following:

	As of June 30,
	2008	2007

Technical know-how	$165,557	$-
Foreign translation adjustment	9,070	-
	174,627	-
Less: accumulated amortization	(11,037)	-
Less: foreign translation adjustment	(605)	-
Intangible asset, net	$162,985	$-

In September 2007, the Company purchased the Walnut plantation technology know-how from an independent party, the Research Center in the PRC. This technical know-how is stated at the historical cost of $165,557 (approximately RMB1,200,000) with an estimated useful life of 10 years.

Amortization expense for the years ended June 30, 2008 and 2007 were $11,037 and $0, respectively.

For the year ended June 30, 2008, the Company tested for impairment in accordance with the SFAS No. 142 and no impairment charge was required.

6.         AMOUNT DUE TO A STOCKHOLDER

The amount due to a stockholder, Mr. Liu, Sheng Li represented unsecured advances which was interest-free and repayable in next twelve months. The imputed interest on the amount due to a stockholder was not significant.

7.         OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	As of June 30,
	2008	2007

Government levy payable	$64,257	$29,257
Receipt in advance	72,288	-
Accrued payments to vendors and contract related accruals	437,011	13,863
Welfare payable	23,173	3,604
Accrued expenses	55,239	33,000
	$651,968	$79,724

The accrued payments to vendors and contract related accruals are primarily the accruals for the uncompleted contracts as of June 30, 2008. These accruals are expected to be paid in the next quarter.

8.         CONVERTIBLE DEBENTURE

On June 30, 2008, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Trafalgar Capital Specialized Investment Fund (the “Holder”) to issue an aggregate principal amount of $6,000,000 of secured convertible redeemable debenture. Under the terms of the Agreement, the Company shall receive two installments of which, (i) $2,500,000 is funded at the date of the Agreement (the “First Closing”) and (ii) $3,500,000 is funded at the discretion of the Holder following the request of the Company (the “Second Closing”).

On June 30, 2008, the Company received $1,970,070, net of expenses and deductions of [prepaid interests], from the Holder (the “Debenture”) under the First Closing. The Debenture bears interest at a rate of 10% per annum, payable monthly in cash. In the event of default, as defined in the First Closing, interest shall be increased to a rate of 18% per annum and payable in either cash or shares, at the option of the Holder. The Company also issued 2,500,000 shares of common stock at a market price of $0.33 to the Holder as financing costs in relation to the issuance of the Debenture.

The Company is required to repay the Debenture in 24 equal installments plus 10% redemption premium of the principal, payable monthly beginning on the one month anniversary following the date of the First Closing.

The Debenture is secured by all of the tangible and intangible assets and property of the Company and its subsidiaries. In addition, the Company issued 50,000,000 shares of common stock held in escrow as collateral in the event of default.

The Holder of the Debenture also maintains the option to convert all or any part of the principal amount of the Debenture, plus accrued interest, into shares of common stock of the Company at a price per share equal to: the lesser of (a) an amount equal to 125% of the Volume Weighted Average Price (“VWAP”) as quoted by Bloomberg L.P. on June 30, 2008 or (b) an amount equal to 85% of the lowest daily closing VWAP as quoted by Bloomberg L.P. during the five trading days immediately preceding the Conversion Date. The Holder shall not convert more than $25,000 principal amount of the Debenture in any week. During any week in which the Company’s common stock trades at a price per share in excess of $0.30, the Holder shall be permitted to convert up to $100,000 principal amount of the Debenture.

Pursuant to the Registration Rights Agreement executed in connection with the First Closing, the Company is required to register the resale of common stock no later than 120 days following the date of the First Closing. Upon the failure to file or obtain the effectiveness of the registration, the Company shall pay to the Holder an amount equal to 2% of the Debenture outstanding for each month during the period which the registration statements were not available for use as liquidated damages, payable in either cash or shares at the Holder’s option. The Form S-1 registration statement (File No. 333-152644) was filed with the Securities and Exchange Commission on July 30, 2008. A SEC review comment letter was received on August 25, 2008.

The Company has determined that the conversion feature embedded in the Debenture is not required to be bifurcated and accounted for as a derivative pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and EITF No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, whereby the terms of conversion do not (i) require or permit net settlement, (ii) provide for a means for the conversion feature to be settled outside the contract, or (iii) provide for delivery of an asset which would put the Holder of the Debetnure in a position substantially similar to a net settlement provision.

The Company has determined that the Debenture is recorded as a debt instrument in its entirety. The conversion feature is not ascribed a separate value in the financial statements. Interest expense is recognized using the interest method. Debt issuance costs are capitalized as deferred financing costs and are being amortized over the life of the Debenture using the effective interest method.

	As of June 30,
	2008	2007

Notional amount of the Debenture	$2,500,000	$-
Less: debt issuance cost, unamortized	(488,263)	-
Less: shared-based financing cost, unamortized	(825,000)	-
	$1,186,737	$-

9.         INCOME TAXES

The Company is registered in the United States of America and its local operation has incurred net operating losses for income tax purposes. The Company generated substantially its net income from its foreign operation through its subsidiaries in the PRC and has recorded income tax expense for the years ended June 30, 2008 and 2007.

The components of income before income taxes, current and deferred taxes between the local and foreign operations are as follows:

	Years ended June 30,
	2008	2007

Local	$(1,081,654)	$(315,054)
Foreign	4,506,224	1,102,763
Income before income taxes	$3,424,570	$787,709

Current tax:
Local	$-	$-
Foreign	420,427	430,450

Deferred tax:
Local	-	-
Foreign	768,578	-

Income tax expense	$1,189,005	$430,450

United States of America

The Company is registered in the State of Florida and is subject to the tax laws of the United States of America.

As of June 30, 2008, the Company’s U.S. operation incurred $1,396,708 of the cumulative net operating losses available for federal tax purposes, which are available to offset future taxable income. The net operating loss carryforwards begin to expire in 2029. The Company has provided for a full valuation allowance for any future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

All the Company’s PRC subsidiaries are subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China. Under the PRC Income Tax Laws, both companies are generally subject to corporate income tax (“CIT”) at a statutory rate of 33% (30% national income tax plus 3% local income tax).

On March 16, 2007, the National People’s Congress approved the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”). The new CIT Law, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises with effect from January 1, 2008. Starting from January 1, 2008, Li Bao is entitled to the income tax rate reduction from 33% to 25%. Under the New CIT Law, Lv Bao, as a foreign investment enterprise continues to enjoy the unexpired tax holidays from a full exemption of income tax for the first two profit making years with a 50% exemption of income tax for the next three years.

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes and minority interest of PRC operations for the years ended June 30, 2008 and 2007 are as follows:

	Years ended June 30,
	2008	2007

Income before income taxes from the PRC operation	$4,506,224	$1,102,763
Statutory income tax rate	25%	33%
Income tax expense at statutory tax rate	1,126,556	363,912

Tax effect of expenses not deductible for tax purposes:
- Effect of tax rate differential	180,248	-
- Provisions and accrued liabilities	(886,377)	64,777
- Net operating loss carryforwards	-	1,761
Income tax expense	$420,427	$430,450

The following table sets forth the significant components of the aggregate net deferred tax liabilities and assets of the Company as of June 30, 2008 and 2007:

	As of June 30,
	2008	2007

Deferred tax liabilities:
Unbilled accounts receivable	789,360	-
Others	21,324	-
	810,684	-

Deferred tax assets:
Net operating loss carryforwards	$474,880	$112,030
Less: valuation allowance	(474,880)	(112,030)
Net deferred tax liabilities	$810,684	$-

As of June 30, 2008 and 2007, a valuation allowance of $474,880 and $112,030 was provided to the deferred tax assets due to the uncertainty surrounding their realization.

10.         NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of the ordinary shares outstanding during the year. Diluted net income per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the year. The following table sets forth the computation of basic and diluted net income per share for the years ended June 30, 2008 and 2007:

	Years ended June 30,
	2008	2007
Basis and diluted net income per share calculation
Numerator:
Net income in computing basic net income per share	$2,030,167	$313,686

Denominator:
Weighted average ordinary shares outstanding – Basic	30,335,725	26,896,548
Dilutive effect of convertible redeemable debenture	138,889	-
Weighted average ordinary shares outstanding – Diluted	30,474,614	26,896,548

Basic income per share	$0.07	$0.01
Diluted income per share	$0.07	$0.01

11.         CAPITAL TRANSACTIONS

1)
On November 8, 2006, the Company completed a stock exchange transaction with the equity owners of Lv Bao. 26,000,000 shares of common stock were issued in exchange for 100% interest in Lv Bao, representing 91% of the company’s outstanding common stock.

2)
On January 26, 2007, the Company issued 1,000,000 shares of common stock for business advisory services to Greentree Financial Group, Inc, in a term of 2 years effective from July 1, 2006 ending June 30, 2008. See Note 12(a).

3)
On August 30, 2007, the Company issued 2,000,000 shares of common stock under a option cashless exercise provision at an exercise price of $0.3825 per share with an intrinsic value of $765,000 in exchange for services rendered. See Note 12(b).

4)	On June 30, 2008, the Company issued 2,500,000 shares of common stock at the market price of $0.33 per share in exchange for financing costs relating to the issuance of the convertible debenture.

5)
Also, on June 30, 2008, the Company issued 50,000,000 shares of common stock to the escrow agent under the Escrow Agreement and Securities Agreement in connection with the convertible debenture in Note 8. These stocks are held in escrow by a designated agent as collateral in the event of default.

6)	As of June 30, 2008, the number of outstanding shares of the Company’s common stock was 83,162,114, which includes 50,000,000 stocks held in escrow.

12.         STOCK BASED COMPENSATION

(a)         Common stock issued for future service to be rendered

On January 26, 2007, the Company issued 1,000,000 shares of common stock for business advisory services to Greentree Financial Group, Inc, in a term of 2 years effective from July 1, 2006 ending June 30, 2008. The fair value of this stock issuance was determined using the fair value of the Company’s common stock on the grant date, at a market quoted price of $0.51 per share. The Company calculated the cost of $510,000 at its fair value and amortized over the requisite service period of 2 years. The Company recognized $236,250 and $273,750 to the statements of operations for the years ended June 30, 2008 and 2007. During the requisite service period, Greentree Financial Group, Inc continued to perform its obligations and render the service to the Company under the service agreement.

As of June 30, 2008, there is no unrecognized cost related to this stock based compensation.

(b)         2007 Benefit Plan

On July 13, 2007, the Company approved the 2007 Benefit Plan (“2007 Plan”). Pursuant to the 2007 plan, the Company would grant a maximum of 5,000,000 share options to employees and non-employee eligible individuals, either as non-statutory stock option or incentive stock option.

On August 13, 2007, the Company authorized to grant a total of 2,000,000 options to 3 consultants for service rendered under the 2007 Plan. All of the options were exercisable at 75% of the market price at the time of exercise for a period of 1 year from grant date. All options will vest immediately upon the exercise hereof and contain a cashless exercise provision.

A schedule of the options as of June 30, 2008 is as follows:

	No. of options	Weighted average exercise price

Options outstanding as of July 1, 2007	-	$-
Granted in August 2007	2,000,000	0.3825
Exercised in August 2007	(2,000,000)	0.3825

Options outstanding as of June 30, 2008	-	$-

Options exercisable as of June 30, 2008	-	$-

Subsequently, on August 30, 2007, the aggregate amount of 2,000,000 options were exercised by 3 consultants and the Company issued 2,000,000 shares of common stock at a cashless exercise price of $0.3825, which represented 75% of the closing price of the Company’s common stock on the prior trading day. The aggregate intrinsic value of options exercised during the year ended June 30, 2008 was $765,000.

The Company applied EIFT 96-18 with respect to options issued to non-employees and recognized $765,000 of stock-based compensation to operations for the year ended June 30, 2008

13.         SEGMENT REPORTING

The Company’s business units have been aggregated into two reportable segments: Landscape Business and Plantation Business. The Company, through its subsidiaries, operates these segments in the PRC. As of June 30, 2008 and 2007, all the identifiable assets of the Company are located in the PRC during the years presented.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company had no inter-segment sales for the years ended June 30, 2008 and 2007. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

(a)         Business segment reporting

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the years ended June 30, 2008 and 2007:

	Year ended June 30, 2008
	Landscape Business	Plantation Business	Corporate	Total

Revenue, net	$16,277,568	$1,330,179	$-	$17,607,747
Cost of revenue	(11,141,400)	(1,286,272)	-	(12,427,672)
Gross profit	5,136,168	43,907	-	5,180,075
Depreciation and amortization	(83,540)	(14,212)	-	(97,752)
Net income (loss)	2,950,270	161,551	(1,081,654)	2,030,167
Expenditure for long-lived assets	$-	$176,198	$-	$176,198

	Year ended June 30, 2007
	Landscape Business	Plantation Business	Corporate	Total

Revenue, net	$3,979,748	$-	$-	$3,979,748
Cost of revenue	(2,559,754)	-	-	(2,559,754)
Gross profit	1,419,994	-	-	1,419,994
Depreciation and amortization	99,521	-	-	99,521
Net income (loss)	628,740	-	(315,054)	313,686
E Expenditure for long-lived assets	$140,512	$-	$-	$140,512

14.         CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of its subsidiaries in the PRC, Lv Bao and Li Bao are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. Lv Bao and Li Bao are required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $10,394 and $3,339 for the years ended June 30, 2008 and 2007, respectively.

15.         STATUTORY RESERVE

Under the PRC Law the Company’s subsidiaries, Lv Bao and Li Bao are required to make appropriation to the statutory reserve based on after-tax net earnings and determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory reserve should be at least 10% of the after-tax net income until the reserve is equal to 50% of the registered capital. The statutory reserve is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation.

For the years ended June 30, 2008 and 2007, the Company’s subsidiary, Li Bao contributed $122,946 and $55,494 to statutory reserve, respectively.

16.         CONCENTRATIONS OF RISK

The Company is exposed to the followings concentrations of risk:

(a)         Major customers

For the years ended June 30, 2008 and 2007, customers who account for 10% or more of revenues are presented as follows:

		Year ended June 30, 2008			June 30, 2008
Customers		Revenues	Percentage of revenues		Billed accounts receivable
Customer F		$3,107,373	18%		$-
Customer G		2,143,900	12%		2,723
Customer H		1,894,285	11%		-
Customer I		1,742,019	10%		308,200
	Total:	$8,887,577	51%	Total:	$310,923

		Year ended June 30, 2007			June 30, 2007
Customers		Revenues	Percentage of revenues		Billed accounts receivable
Customer A		$761,073	19%		$-
Customer B		710,068	18%		-
Customer C		708,517	18%		-
Customer D		492,804	12%		-
Customer E		415,148	10%		-
	Total:	$3,087,610	77%	Total:	$-

For the years ended June 30, 2008 and 2007, 100% of the Company’s revenues were derived from customers located in the PRC.

(b)         Major vendors

For the years ended June 30, 2008 and 2007, vendors who account for 10% or more of purchases are presented as follows:

		Year ended June 30, 2008			June 30, 2008
Vendors		Purchases	Percentage of purchases		Accounts payable, trade
Vendor A		$3,921,094	32%		$-
Vendor B		3,553,293	29%		-
	Total:	$7,474,387	61%	Total:	$-

		Year ended June 30, 2007			June 30, 2007
Vendors		Purchases	Percentage of purchases		Accounts payable, trade
Vendor A		$1,254,571	49%		$78,691
Vendor B		964,123	38%		314,764
	Total:	$2,218,694	87%	Total:	$393,455

For the years ended June 30, 2008 and 2007, 100% of the Company’s purchases were derived from vendors located in the PRC.

(c)         Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. The Company performs ongoing credit evaluations of its Vendors' financial condition, but does not require collateral to support such receivables.

(d)         Interest rate risk

As the Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market interest rates.

The Company’s interest-rate risk arises from long-term borrowings. Borrowings issued at variable rates expose the Company to cash flow interest-rate risk. Borrowings issued at fixed rates expose the Company to fair value interest-rate risk. The Company’s policy is to maintain approximately all of its borrowings in fixed rate instruments. At the year-end, all of borrowings were at fixed rates.

(e)         Exchange rate risk

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

17.         COMMITMENTS AND CONTINGENCIES

The Company rented office premises under a non-cancelable operating lease agreement from a company controlled by a stockholder, Mr Lui, Sheng Li at the current market value in the normal course of business for a term of 3 years, with fixed monthly rentals, due August 2010. Costs incurred under the operating lease are recorded as rental expense and totaled approximately $26,217 and $0 for the years ended June 30, 2008 and 2007.

As of June 30, 2008, future minimum annual operating lease payments are as follows:

Year ending June 30:
2009	$26,489
2010	26,489
2011	4,415

Total	$57,393

18.         SUBSEQUENT EVENTS

On July 30, 2008, the Company filed the Form S-1 registration statement (File No. 333-152644) with the Securities and Exchange Commission. A SEC review comment letter was received on August 25, 2008 and as of September 25, 2008, the registration statement has not become effective.

On August 1, 2008, the Company has acquired a non-operating company, Edward (Hong Kong) Company Limited for a cash consideration of $57,692 (equivalent to HK$450,000), which is registered as a limited liability company under the Government of the Hong Kong Special Administration Region.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures and internal controls designed to provide reasonable assurance that information required to be disclosed in our filings pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms in a manner that allows timely decisions regarding required disclosures. Our Chief Executive Officer and our Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining adequate internal control over financial reporting for us. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Certifying Officers concluded that the current disclosure controls and procedures are effective.

To evaluate the effectiveness of our internal controls over financial reporting, we have adopted the framework prescribed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  We believe that this framework will assist in the provision of reasonable assurance of the effectiveness and efficiency of operations, the reliability of financial reporting, and compliance with applicable laws and regulations.  In adopting the COSO framework, we maintain a control environment, perform risk assessments, carry out control activities, emphasize quality information and effective communication, and perform monitoring.  In the maintenance of a control environment, we are committed to integrity and ethical values as well as to competence.  We strive to assign authority and responsibility in a manner that supports our internal controls, and we also maintain human resources policies and procedures designed to support our internal controls.  Our risk assessments are designed to ensure the achievement of company-wide and process-level objectives as well as to identify and analyze risks while managing change.  We believe that all of these components together form a foundation for sound internal control through directed leadership, shared values and a culture that emphasizes accountability for control.

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

The Certifying Officers have also concluded, based on our evaluation of our controls and procedures that as of June 30, 2008, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements under all potential conditions. Therefore, effective internal control over financial reporting provides only reasonable, and not absolute, assurance that a restatement of our financial statements would be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in the our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors are elected at the Company’s annual meeting of Stockholders and serve for one year until the next annual Stockholders’ meeting or until their successors are elected and qualified. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board. The Company reimburses all Directors for their expenses in connection with their activities as directors of the Company. Directors of the Company who are also employees of the Company will not receive additional compensation for their services as directors.

The following table sets forth certain information regarding our executive officers and directors as of the date of this report:

NAME	AGE	POSITION
Liu, Sheng Li	40	President and Chairman
Ma, Shun Cheng	45	Chief Financial Officer and Director
Lu, Wei Sheng	34	Director
Ding, Hong Mei	36	Director
Tian, Wei	35	Director

The following is a biographical summary of the experience of each of the executive officers:

Liu, Sheng Li – President and Chairman

Mr. Liu is appointed as Chairman of the Board of Directors of the Company.  Mr. Liu was born in 1968.  He has more than 10 years experience in business management.  Mr. Li is one of the founders of Shaanxi Li Bao Ecological Technology Holding Co. (“Li Bao Ecological”), a company related to Lv Bao.  Prior to the foundation of Li Bao Ecological in 2002, Mr. Liu served as manager of the Xi An Railroad Bureau.  In 1998, Mr. Liu founded Shaanxi Heng Da Real Estate Co. Ltd. (“Heng Da”) where he was engaged in various aspects of the real estate business and served as Chairman and General Manager.  In 2002, Mr. Liu was in charge of the reorganization of the Zhongshanmen Printing Factor in Xi An, where he facilitates an acquisition of assets of approximately $1,250,000.

Ma, Shun Cheng – Chief Financial Officer and Director

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

Lu, Wei Sheng – Director

Mr. Lu is nominated as a Director of the Board. Mr. Lu is 33 years old. He graduated from Xi An Highway Construction College with a degree in logistics. Mr. Lu has over 10 years working experience in the auto parts industry. He started his own business in 1998 where he was engaged in retail sales of auto parts, and auto maintenance and shipping. In 2002, Mr. Lu founded Shaan Xi Yong Feng Hang Auto Sales Co. Ltd. where he focused on marketing and refined his marketing skills. As a result of Mr. Lu's leadership, Shaan Xi Yong Hang Auto Sales Co. Ltd. is currently a profitable and viable enterprise.

Ding, Hong Mei – Director

Ms. Ding is nominated as a Director of the Board. Ms. Ding is 35 years old. She graduated from Shaan Xi Financial & Economic College with a degree in business administration. >From the year 2000 to the present, Ms. Ding has been employed with the Shaan Xi Heng Li Da Group ("Heng Li Da Group"). She began her career with the Heng Li Da Group as a manager of Heng Li Da Business Services Ltd., one of the subsidiaries of the Heng Li Da Group engaged in office rental services. Ms. Ding is skilled in communication and customer service. While Ms. Ding served in her capacity as manager, the vacancy rate of the rental office was approximately 2%. Ms. Ding is currently in charge of public relations for the company. As a result of Ms. Ding's outstanding performance at Heng Li Da Business Services Ltd., she was appointed as the assistant to the Chairman of Heng Li Da Group and participated in the incorporation of Shan Xi Lv Bao Environmental Eco Industry Management Ltd. ("Lv Bao"). Lv Bao entered a Plan of Exchange with Registrant on November 8, 2006, which was reported on Form 8-k on November 8, 2006. Ms. Ding currently serves as the Chairman of Lv Bao.

Tian, Wei – Director

Mr. Tian is appointed as Chief Financial Officer of the Company. He is also a nominee for Director of the Board. Mr. Tian was born in 1973. He has experience in the accounting and banking industries. From 1991 to 2002, Mr. Tian worked in the Chinese State Commercial Bank, Xi An Branch. He began his employment at Li Bao Ecological in 2002. In addition, Mr. Tian works as a coordinator and assistant to the General Manager of Li Bao Ecological..

Compensation of Directors

We do not pay our Directors any fees in connection with their role as members of our Board. Directors are not paid for meetings attended at our corporate headquarters or for telephonic meetings Our Directors are reimbursed for travel and out-of-pocket expenses in connection with attendance at Board meetings. Each board member serves for a one year term until elections are held at each annual meeting.

Directors are elected at the Company’s annual meeting of Stockholders and serve for one year until the next annual Stockholders’ meeting or until their successors are elected and qualified. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board. The Company reimburses all Directors for their expenses in connection with their activities as directors of the Company. Directors of the Company who are also employees of the Company will not receive additional compensation for their services as directors.

Family Relationships

None.

Involvement In Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Commission or the commodities futures trading commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance With Section 16 (a) of the Exchange Act

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission.  Specific due dates for these reports have been established, and the Company is required to report, in this Registration Statement on Form S-1, any failure to comply therewith during the fiscal year ended June 30, 2008.  The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock.  In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer or controller or persons performing similar functions. Such Code of Ethics is filed as Exhibit 14.1 hereto.

ITEM 11.	EXECUTIVE COMPENSATION

No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of Environment Ecology Holding Co. of China during the years 2007, 2006, and 2005. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued.

SUMMARY COMPENSATION TABLE
Annual Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options SARs(#)	LTIP payouts ($)	All Other Compensation ($)
Liu, Sheng Li President & Chairman	2007 2006 2005	- - -	- - -	- - -	- - -	- - -	- - -	- - -
Ma, Shun Cheng Chief Financial Officer & Director	2007 2006 2005	- - -	- - -	- - -	- - -	- - -	- - -	- - -
Lu, Wei Sheng Director	2007 2006 2005	- - -	- - -	- - -	- - -	- - -	- - -	- - -
Ding, Hong Mei Director	2007 2006 2005	- - -	- - -	- - -	- - -	- - -	- - -	- - -
Tian, Wei Director	2007 2006 2005	- - -	- - -	- - -	- - -	- - -	- - -	- - -

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

Compensation of Directors

The directors did not receive any other compensation for serving as members of the board of directors. The Board has not implemented a plan to award options. There are no contractual arrangements with any member of the board of directors.

We do not intend to pay any additional compensation to our directors. As of the date hereof, we have not entered into employment contracts with any of our officers and we do not intend to enter into any employment contracts until such time as it profitable to do so.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The classes of equity securities of the Company issued and outstanding are Common Stock, $.001 par value, and Preferred Stock, $.001 par value.  The following table sets forth certain information regarding beneficial ownership of the common stock as of September 30, 2008, by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding Stock, (ii) each director of the Company, (iii) each officer and (iv) all directors and executive officers of the Company as a group.  The percentage of shares beneficially owned is based on there having been 33,162,114 shares of Common Stock outstanding and 100,000 shares of Preferred Stock as of September 30, 2008.  The 33,162,114 shares of Common Stock outstanding excludes the 50,000,000 shares of common stock being held as collateral by DZ Bank International S.A. for benefit of Trafalgar Capital Specialized Investment Fund pursuant to a Securities Purchase Agreement, dated as of June 30, 2008, by and among the Company and Trafalgar Capital Specialized Investment Fund, Luxembourg (in reference with Exhibit 10.1).

It should be noted that Trafalgar, although they currently hold only 7.54% of our company, have the potential of acquiring a much larger position.  Also, in the event that we default on our obligation to repay the monies borrowed from Trafalgar we could lose all assets owned by the company.  Pursuant to the terms of the Security Agreement (in reference with Exhibit 10.4), our obligation to repay the Trafalgar loan is secured by all of the Company’s assets.  Specifically, and for the purpose of securing prompt and complete payment and performance by the Company in repayment of their debt to Trafalgar, the Company unconditionally and irrevocably granted to Trafalgar a continuing security interest in and to, and lien upon, all of the Company’s and its current or future acquired subsidiaries’ assets, including specifically the following Pledged Property of the Company and its current or future acquired subsidiaries:

(a)           all goods of the Company, including, without limitation, machinery, equipment, furniture, furnishings, fixtures, signs, lights, tools, parts, supplies and motor vehicles of every kind and description, now or hereafter owned by the Company or in which the Company may have or may hereafter acquire any interest, and all replacements, additions, accessions, substitutions and proceeds thereof, arising from the sale or disposition thereof, and where applicable, the proceeds of insurance and of any tort claims involving any of the foregoing;

(b)           all inventory of the Company, including, but not limited to, all goods, wares, merchandise, parts, supplies, finished products, other tangible personal property, including such inventory as is temporarily out of Company’s custody or possession and including any returns upon any accounts or other proceeds, including insurance proceeds, resulting from the sale or disposition of any of the foregoing;

(c)           all contract rights and general intangibles of the Company, including, without limitation, goodwill, trademarks, trade styles, trade names, leasehold interests, partnership or joint venture interests, patents and patent applications, copyrights, deposit accounts whether now owned or hereafter created;

(d)           all documents, warehouse receipts, instruments and chattel paper of the Company whether now owned or hereafter created;

(e)           all accounts and other receivables, instruments or other forms of obligations and rights to payment of the Company, (herein collectively referred to as “Accounts”), together with the proceeds thereof, all goods represented by such Accounts and all such goods that may be returned by the Company’s customers, and all proceeds of any insurance thereon, and all guarantees, securities and liens which the Company may hold for the payment of any such Accounts including, without limitation, all rights of stoppage in transit, replevin and reclamation and as an unpaid vendor and/or lienor,;

(f)           to the extent assignable, all of the Company’s rights under all present and future authorizations, permits, licenses and franchises issued or granted in connection with the operations of any of its facilities;

(g)           all products and proceeds (including, without limitation, insurance proceeds) from the above-described; and

(h)           all equity interests, securities or other instruments in other companies, including, without limitation, any subsidiaries, investments or other entities (whether or not controlled).

Furthermore, in the event that the Company defaults on the Securities Purchase Agreement the shares currently being held as collateral will transfer to Trafalgar and become immediately available for sale.  As such, all of the shares being registered in this registration statement would be available for sale onto the open market and other shareholders could be significantly diluted.  Trafalgar’s position in the company would be substantially increased and they could even obtain majority control over the Company.  Conversely, if the Company repays the debt owed to Trafalgar and does not default on their agreements, the shares currently held in collateral and being registered under this registration statement would not be transferred to Trafalgar.  Instead, the shares would be returned to the treasury and immediately retired.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

Title of Class	Name and Address of Beneficial Owner	Amount & Nature of Beneficial Owner	Percent of Class
Common Stock, $.001 Par Value	Liu, Sheng Li No. 13, Rows 3, No. 1 Railway Village Xincheng Dist., Shaanxi, P.R. China	8,580,000	25.87%
Common Stock, $.001 Par Value	Ma, Shun Cheng Xin Cheng Yard, Xian P.R. China	720,722	2.17%
Common Stock, $.001 Par Value	Lu, Wei Sheng	-	-%
Common Stock, $.001 Par Value	Ding, Hong Mei	-	-%
	Tian, Wei No. 12, Xiangzi Miao Street Beilin Dist., P.R. China	3,431	0.01%
Common Stock, $.001 Par Value	DZ Bank International S.A. FBO Trafalgar Capital Specialized Investment Fund 18851 NE 29th Ave Ste 306 Aventura, FL 33180	2,500,000	7.54%
Common Stock, $.001 Par Value	All directors and executive officers as a group (five persons)	9,304,153	28.06%
Preferred Stock, $.001 Par Value	Liu, Sheng Li No. 13 Rows 3, No. 1 Railway Village Xincheng Dist., Shaanxi, P.R. China	100,000	100.00%
Preferred Stock, $.001 Par Value	All directors and executive officers as a group (five persons)	100,000	100.00%

RELATED STOCKHOLDER MATTERS

During the fiscal year ended June 30, 2008, the Company recorded the amount of $34,836 due to a stockholder, Mr. Liu, Sheng Li, represented unsecured advances which was interest-free and repayable in next twelve months. The imputed interest on the amount due to a stockholder was not significant.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On June 30, 2008, the Company entered a Securities Purchase Agreement (in reference with Exhibit 10.1) with Trafalgar Capital Specialized Investment Fund, Luxembourg (Trafalgar) pursuant to which the Company issued 50,000,000 shares of the Company’s Common Stock to DZ Bank International S.A. for benefit of Trafalgar as collateral to secure the Company’s obligations under the Securities Purchase Agreement and the respective Senior Secured Convertible Redeemable Debenture (in reference with Exhibit 10.2), Registration Rights Agreement (in reference with Exhibit 10.3), and Security Agreement (in reference with Exhibit 10.4) between the Company and Trafalgar as well as the respective Irrevocable Transfer Agent Instructions.   The Company’s obligation to repay their debt under the above mentioned agreements is secured by all of assets owned by the company.  In the event of default, Trafalgar can foreclose on the 50,000,000 shares held in escrow thereby taking majority control of our company.

On August 30, 2007, the Company exercised the aggregate amount of 2,000,000 options to issue 2,000,000 shares with a fair value of $765,000 under the 2007 Benefit Plan in exchange for services rendered, which were valued at an aggregate of $765,000 at the date of grant using the Black-Scholes option pricing model and booked pro rata within the relative service periods. Accordingly, The Company recognized $765,000 for the fiscal year ended June 30, 2008.

DIRECTOR INDEPENDENCE

A director is independent if, in the opinion of the Board, he or she has no relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and otherwise satisfies the independence requirements of Schedule 14A of the Exchange Act. The Board has reviewed the independence of its current non-employee directors and found that there are no independent directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Zhong Yi (Hong Kong) C.P.A. Company Ltd. ("Zhong Yi") for the Company's audit of the annual financial statements for the fiscal years ended June 30, 2008 and 2007. Audit fees and other fees of auditors are listed as follows:

	Year ended June 30, 2008		Year ended June 30, 2007
	Zhong Yi		Zhong Yi
Audit Fees (1)	$55,000	*	$55,000	*
Audit-Related Fees (2)	--		--
Tax Fees (3)	--		--
All Other Fees (4)	--		--
Total Accounting Fees and Services	$55,000		$55,000

*Estimate

(1)
Audit Fees. These are fees for professional services for our audit of the annual financial statements, and for the review of the financial statements included in our filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K.

1.	Financial Statements—The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2008 and 2007;

Consolidated Statements of Operations for the years ended June 30, 2008 and 2007;

Consolidated Statements of Changes in Stockholders’ Equity for the years ended June 30, 2008 and 2007;

Consolidated Statements of Cash Flows for the years ended June 30, 2008 and 2007;

Notes to Consolidated Financial Statements; and

2.
Financial Statement Schedules—All schedules have been omitted, as they are either not required or not applicable or because the information required to be presented is included in the Consolidated Financial Statements and related notes.

3.	Exhibits

The Exhibits listed in the Exhibit Index, which appears immediately following the signature page and is incorporated herein by reference, are filed or incorporated by reference as part of this Annual Report on Form 10-K. Each management contract or compensatory plan or agreement listed on the Exhibit Index is identified by an asterisk.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Environment Ecology Holding Co. of China (Registrant)

Date: October 8, 2008	By:	/s/ Liu, Sheng Li
Liu, Sheng Li President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Annual Report has been signed below by the following persons in their respective capacities with the Registrant and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Liu, Sheng Li	President, Chief Executive Officer, Director	October 8, 2008
Liu, Sheng Li

/s/ Ma, Shun Cheng	Chief Financial Officer, Director	October 8, 2008
Ma, Shun Cheng

/s/ Lu, Wei Sheng	Director	October 8, 2008
Lu, Wei Sheng

/s/ Ding, Hong Mei	Director	October 8, 2008
Ding, Hong Mei

/s/ Tian, Wei	Director	October 8, 2008
Tian, Wei

EXHIBIT INDEX

10.1 Securities Purchase Agreement with Trafalgar Capital Specialized Investment Fund, Luxembourg (Incorporated by reference in the Current Report on Form 8-K filed on July 3, 2008)

10.2 Senior Secured Convertible Redeemable Debenture with Trafalgar Capital Specialized Investment Fund, Luxembourg (Incorporated by reference in the Current Report on Form 8-K filed on July 3, 2008)

10.3 Registration Right Agreement dated as of June 30, 2008, by and among Environment Ecology Holding Co. of China and Trafalgar Capital Specialized Investment Fund, Luxembourg (Incorporated by reference in the Current Report on Form 8-K filed on July 3, 2008)

10.4 Security Agreement (Incorporated by reference in the Current Report on Form 8-K filed on July 3, 2008)

10.5 Escrow Agreement (Incorporated by reference in the amendment No. 1 to Registration Statement on Form S-1/A filed on September 9, 2008)

14.1 Code of Ethics (Incorporated by reference in the Annual Report on Form 10-KSB for fiscal year ended June 30, 2007 filed on October 15, 2007)

31.1 Certification of principal executive officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2 Certification of principal financial officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1 Certification of principal executive officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2 Certification of principal financial officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith