Form 10-Q
period 2008-09-30
ENVIRONMENT ECOLOGY HOLDING CO OF CHINA
filed 2008-11-25
CIK 1352419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended September 30, 2008

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from __________________ to __________________

Commission File Number:  000-51818

ENVIRONMENT ECOLOGY HOLDING COMPANY OF CHINA

(Exact name of small business issuer as specified in its charter)

Florida	20-4200300
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

391 Hua Yu Lane, Dong Xin Street

Xi'an, Shaanxi Province, P.R.China
(Address of principal executive offices)

(8629) 8826-5109
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  YES☒ •NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES☐  NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 33,162,114 shares issued and outstanding as of November 24, 2008 and additional 50,000,000 shares issued and held in an escrow account as collateral for the Convertible Debenture transaction between the issuer and Trafalgar Capital Specialized Investment Fund, Luxembourg.

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

On this Form 10Q quarterly report, the registrant, Environment Ecology Holding Company of China, is hereinafter referred as "we", or "Company", or "EVEH".

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ENVIRONMENT ECOLOGY HOLDING COMPANY OF CHINA

(Unaudited)
Condensed Consolidated Financial Statements
For The Three Months Ended September 30, 2008

ENVIRONMENT ECOLOGY HOLDING COMPANY OF CHINA

ENVIRONMENT ECOLOGY HOLDING COMPANY OF CHINA
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER, 2008 AND JUNE 30, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2008	June 30, 2008
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,051,112	$6,420,881
Billed accounts receivable, net	385,601	1,533,342
Unbilled accounts receivable	2,332,987	1,568,800
Other receivables and prepayments	7,001	41,667
Total current assets	4,776,701	9,564,690

Facilities operating right	4,376,304	-
Walnut plantation	1,177,665	-
Property, plant and equipment, net	422,470	442,322
Intangible asset, net	159,006	162,985

TOTAL ASSETS	$10,912,146	$10,169,997

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred tax liabilities	$693,391	$810,684
Income tax payable	388,975	132,827
Amount due to a stockholder	93,128	34,836
Other payables and accrued liabilities	745,395	651,968
Total current liabilities	1,920,889	1,630,315

Long-term liability:
Convertible debenture, net of discount	1,095,570	1,186,737

Total liabilities	3,016,459	2,817,052

Minority interest	408,765	360,081

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000 shares authorized; 100,000 shares issued and outstanding	100	100
Common stock, $0.001 par value; 100,000,000 shares authorized; 33,162,114 and 33,162,114 shares issued and outstanding as of September 30, 2008 and June 30, 2008	33,162	33,162
Additional paid-in capital	2,736,549	2,736,549
Accumulated other comprehensive income	648,798	630,329
Statutory reserve	278,606	278,606
Retained earnings	3,789,707	3,314,118

Total stockholders’ equity	7,486,922	6,992,864
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,912,146	$10,169,997

See accompanying notes to condensed consolidated financial statements.

ENVIRONMENT ECOLOGY HOLDING COMPANY OF CHINA
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEBER 30, 2008 AND 2007

(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended September 30,
	2008	2007

REVENUES, NET	$5,046,364	$1,155,964

COST OF REVENUE	3,910,028	761,817

GROSS PROFIT	1,136,336	394,147

OPERATING EXPENSES:
Consulting and professional fees	-	226,612
General and administrative	132,371	142,141
Total operating expenses	132,371	368,753

INCOME FROM OPERATIONS	1,003,965	25,394

OTHER (EXPENSE) INCOME:
Interest expense	(211,681)	-
Interest income	747	37

INCOME BEFORE INCOME TAXES	793,031	25,431

Income tax expenses	(269,377)	(91,414)
Minority interest	(48,065)	(11,192)

NET INCOME (LOSS)	$475,589	$(77,175)

Other comprehensive income:
- Foreign currency translation gain	18,469	35,827

COMPREHENSIVE INCOME (LOSS)	$494,058	$(41,348)

Net income (loss) per share – Basic	$0.01	$(0.00)

Net income (loss) per share – Diluted	$0.01	$(0.00)

Weighted average number of shares outstanding during the period – Basic	33,162,114	29,328,781

Weighted average number of shares outstanding during the period – Diluted	83,162,114	29,328,781

See accompanying notes to condensed consolidated financial statements.

ENVIRONMENT ECOLOGY HOLDING COMPANY OF CHINA

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEBER 30, 2008 AND 2007

(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended September 30,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$475,589	$(77,175)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	27,066	26,051
Minority interest	48,065	11,192
Amortization of deferred financing cost	117,166
Rent expense, non cash	--	6,349
Deferred tax benefit	(119,125)	--
Stock-based compensation	--	215,337
Changes in operating assets and liabilities:
Billed accounts receivable	1,150,075	--
Unbilled accounts receivable	(759,440)	(129,584)
Income tax credit	--	(6,649)
Other receivables and prepayments	34,673	1,050
Receipt in advance	(61,630)	--
Income tax payable	255,515	(203,262)
Other payables and accrued liabilities	153,498	(31,746)
Net cash provided by (used in) operating activities	1,321,452	(188,437)

Cash flows from investing activities:
Expenditure to walnut plantation	(1,176,232)	--
Payment to facilities operating right	(4,370,980)	--
Purchase of property, plant and equipment	(1,789)	--
Net cash used in investing activities	(5,549,001)	--

Cash flows from financing activities:
Repayment to convertible debenture	(208,333)
Advance from a stockholder	58,389	49,585
Net cash (used in) provided by financing activities	(149,944)	49,585

Effect of exchange rate change on cash and cash equivalents	7,724	46,465

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,369,769)	(92,387)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,420,881	2,775,361

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,051,112	$2,682,974

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$132,956	$301,325
Cash paid for interest expenses	$22,744	$--

See accompanying notes to condensed consolidated financial statements.

ENVIRONMENT ECOLOGY HOLDING COMPANY OF CHINA

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)
(unaudited)

	Series “A” Preferred Stock		Common stock			Accumulated
					Additional	other
					paid-in	comprehensive	Statutory	Retained	Total
	No. of shares	Amount	No. of shares	Amount	capital	income	reserve	earnings	equity
Balance as of
July 1, 2008	100,000	$100	33,162,114	$33,162	$2,736,549	$630,329	$278,606	$3,314,118	$6,992,864

Net income for the
period	--	--	--	--	--	--	--	475,589	475,589

Foreign currency
translation adjustment	--	--	--	--	--	18,469	--		18,469

Balance as of September
30, 2008	100,000	$100	33,162,114	$33,162	$2,736,549	$648,798	$278,606	$3,789,707	$7,486,922

See accompanying notes to condensed consolidated financial statements.

NOTE-1     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of June 30, 2008 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2009 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 2008.

NOTE-2     ORGANIZATION AND BUSINESS BACKGROUND

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

NOTE-3     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company generally bills its customers under its long term contracts pursuant to billing schedules contained in the contracts or, upon completion of agreed milestones or deliveries, with each milestone or delivery typically having a value specified in the contract. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of September 30, 2008, an allowance for doubtful accounts was is not required.

Unbilled accounts receivable comprise principally amounts of revenue recognized on contracts for which invoices have not been issued. It is expected that all unbilled accounts receivable balances will be billed in the next twelve months.

●	Walnut plantation

Walnut plantation, which includes purchase cost of leasehold land, land improvement cost and saplings, is stated at acquisition cost less accumulated amortization of leasehold land and includes no estimated future reforestation cost. The cost of walnut plantation harvested is based on the volume of walnut harvested in relation to the estimated volume of walnut recoverable. Leasehold land is amortized using the straight-line method over the terms of lease due 2039. The Company estimates its walnut inventory using statistical information and data obtained from physical measurements and other information gathering techniques. The cost of walnut saplings purchased and reforestation costs are capitalized at the time of acquisition. Walnut plantation carrying costs are expensed as incurred. The value of the walnut plantation will be reviewed each reporting period and should be tested for impairment.

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

Depreciation expense for the three months ended September 30, 2008 and 2007 were $22,694 and $26,051, respectively.

●	Intangible asset

Intangible asset refers to the purchased technical know-how in the Walnut plantation technology acquired from the Research Center in the PRC, an independent third party at its historical cost. Purchased technical know-how includes secret formulas, manufacturing processes, technical and procedural manuals to operate the walnut plantation business. Amortization is calculated on the straight-line basis over the expected useful life of 10 years.

Amortization expense for the three months ended September 30, 2008 and 2007 were $4,372 and $0, respectively.

●	Valuation of long-lived assets

Long-lived assets primarily include property, plant and equipment, walnut plantation and intangible asset. In accordance with Statement of Financial Accounting Standard ("SFAS") SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results. There has been no impairment as of September 30, 2008 or 2007.

●	Research and development

Research and development costs are expensed as incurred in the development of new processes including significant improvements and refinements of existing products. Such costs mainly relate to labor and material cost. The Company incurred $498,604 and $0 of such costs during the three months ended September 30, 2008 and 2007.

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

In connection with the adoption of FIN 48, the Company analyzed the filing positions in all of the federal, state and foreign jurisdictions where the Company and its subsidiaries are required to file income tax returns, as well as all open tax years in these jurisdictions. The Company adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the three months ended September 30, 2008.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the local and foreign tax authority.

●	Net income per share

The Company calculates net income per share in accordance with SFAS No. 128, “Earnings per Share”. Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective period:

	September 30, 2008	June 30, 2008

Month-end RMB:US$ exchange rate	6.855	7.496
Average monthly RMB:US$ exchange rate	6.864	7.560

●	Stock-based compensation

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

The Company’s financial instruments primarily include cash and cash equivalents, billed and unbilled accounts receivable, amount due to a stockholder, other receivables and prepayments, income tax payable and other payables and accrued liabilities.

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

NOTE-4     BILLED AND UNBILLED ACCOUNTS RECEIVABLE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required.

	September 30, 2008	June 30, 2008
		(Audited)

Billed accounts receivable	$385,601	$1,533,342
Unbilled accounts receivable	2,332,987	1,568,800
Less: allowance for doubtful accounts	-	-
Billed and unbilled accounts receivable, net	$2,718,588	$3,102,142

Management has determined that no allowance for doubtful accounts is required for the three months ended September 30, 2008. All unbilled accounts receivable balances are expected to be billed in the next quarter.

NOTE-5     FACILITIES OPERATING RIGHT

In August 2008, the Company entered the acquisition agreement to purchase the operating rights of 38 public toilets facilities for a cash consideration of $4,376,304 (equivalent to RMB30,000,000). These public toilets facilities are located in Xi’An City, Shaanxi Province, the PRC, in which the Company has exclusive rights to operate and manage these facilities for a certain period of time.

For the three months ended September 30, 2008, no revenue was generated from the operating rights since the Company has not completed the transfer of the legal titles and it is expected to be commenced the operation in the next quarter.

NOTE-6     WALNUT PLANTATION

Walnut plantation consisted of the following:

	September 30, 2008	June 30, 2008
Leasehold land and improvement cost	$1,156,659	$-
Saplings	21,006	-

Walnut plantation	$1,177,665	$-

In September 2008, the Company acquired a number of leasehold farmland in Yangling City, Shaanxi Province, the PRC and commenced the walnut plantation business.

NOTE-7     AMOUNT DUE TO A STOCKHOLDER

The amount due to a stockholder, Mr. Liu, Sheng Li represented unsecured advances which was interest-free and repayable in next twelve months. The imputed interest on the amount due to a stockholder was not significant.

NOTE-8     OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	September 30, 2008	June 30, 2008
		(Audited)
Government levy payable	$48,059	$64,257
Receipt in advance	10,759	72,288
Accrued payments to vendors and contract related accruals	585,750	437,011
Welfare payable	30,438	23,173
Accrued expenses	70,389	55,239

	$745,395	$651,968

The accrued payments to vendors and contract related accruals are primarily the accruals for the uncompleted contracts as of September 30, 2008. These accruals are expected to be paid in the next quarter.

NOTE-9     CONVERTIBLE DEBENTURE

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

On June 30, 2008, the Company received $1,970,070, net of expenses and deductions of prepaid interests, from the Holder (the “Debenture”) under the First Closing. The Debenture bears interest at a rate of 10% per annum, payable monthly in cash. In the event of default, as defined in the First Closing, interest shall be increased to a rate of 18% per annum and payable in either cash or shares, at the option of the Holder. The Company also issued 2,500,000 shares of common stock at a market price of $0.33 to the Holder as financing costs in relation to the issuance of the Debenture.

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

Pursuant to the Registration Rights Agreement executed in connection with the First Closing, the Company is required to register the resale of common stock no later than 120 days following the date of the First Closing. Upon the failure to file or obtain the effectiveness of the registration, the Company shall pay to the Holder an amount equal to 2% of the Debenture outstanding for each month during the period which the registration statements were not available for use as liquidated damages, payable in either cash or shares at the Holder’s option. The Form S-1 registration statement (File No. 333-152644) was filed with the Securities and Exchange Commission on July 30, 2008. The Company received SEC review comment letters on August 25, 2008 and October 20, 2008, respectively.

The Company has determined that the conversion feature embedded in the Debenture is not required to be bifurcated and accounted for as a derivative pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and EITF No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, whereby the terms of conversion do not (i) require or permit net settlement, (ii) provide for a means for the conversion feature to be settled outside the contract, or (iii) provide for delivery of an asset which would put the Holder of the Debenture in a position substantially similar to a net settlement provision.

The Company has determined that the Debenture is recorded as a debt instrument in its entirety. The conversion feature is not ascribed a separate value in the financial statements. Interest expense is recognized using the interest method. Debt issuance costs and share-based financing cost are capitalized as deferred financing costs and are being amortized over the life of the Debenture using the effective interest method.

	September 30, 2008	June 30, 2008
		(Audited)
Notional amount of the Debenture	$2,291,667	$2,500,000
Less: debt issuance cost, unamortized	(444,701)	(488,263)
Less: shared-based financing cost, unamortized	(751,396)	(825,000)

Convertible debenture, net of discount	$1,095,570	$1,186,737

NOTE-10     INCOME TAXES

The Company is registered in the United States of America and its local operation has incurred net operating losses for income tax purposes. The Company generated substantially its net income from its foreign operation through its subsidiaries in the PRC and has recorded income tax expense for the three months ended September 30, 2008 and 2007.

The components of income before income taxes, current and deferred taxes between the local and foreign operations are as follows:

	Three months ended September 30,
	2008	2007
Local	$(223,831)	$(240,047)
Foreign	1,016,862	265,478

Income before income taxes	$793,031	$25,431

Current tax:
Local	$--	$--
Foreign	388,499	91,414

Deferred tax:
Local	--	--
Foreign	(119,122)	--

Income tax expense	$269,377	$91,414

United States of America

The Company is registered in the State of Florida and is subject to the tax laws of the United States of America.

As of September 30, 2008, the Company’s U.S. operation incurred $1,620,539 of the cumulative net operating losses available for federal tax purposes, which are available to offset future taxable income. The net operating loss carryforwards begin to expire in 2029. The Company has provided for a full valuation allowance for any future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes and minority interest of PRC operations for the three months ended September 30, 2008 and 2007 are as follows:

	Three months ended September 30,
	2008	2007
Income before income taxes from the PRC operation	$1,016,862	$265,478
Statutory income tax rate	25%	33%
Income tax expense at statutory tax rate	254,215	87,608

Tax effect of expenses not deductible for tax purposes:
- Provisions and accrued liabilities	15,162	3,806
- Net operating loss carryforwards	--	--

Income tax expense	$269,377	$91,414

The following table sets forth the significant components of the aggregate net deferred tax liabilities and assets of the Company as of September 30, 2008:

September 30, 2008
Deferred tax liabilities:
Unbilled accounts receivable	$693,391
Others	-
693,391
Deferred tax assets:
Net operating loss carryforwards	567,189
Less: valuation allowance	(567,189)

Net deferred tax liabilities	$693,391

As of September 30, 2008, a valuation allowance of $567,189 was provided to the deferred tax assets due to the uncertainty surrounding their realization.

NOTE-11     NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of the ordinary shares outstanding during the period. Diluted net income per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the period. The following table sets forth the computation of basic and diluted net income per share for the three months ended September 30, 2008 and 2007:

	Three months ended September 30,
	2008	2007
Basis and diluted net income per share calculation
Numerator:
Net income (loss) in computing basic net income per share	$475,589	$(77,175)

Denominator:
Weighted average ordinary shares outstanding – Basic	33,162,114	29,328,781
Dilutive effect of convertible redeemable debenture	50,000,000	--
Weighted average ordinary shares outstanding – Diluted	83,162,114	29,328,781

Basic income (loss) per share	$0.01	$(0.00)
Diluted income (loss) per share	$0.01	$(0.00)

NOTE-12     SEGMENT REPORTING

The Company’s business units have been aggregated into two reportable segments: Landscape Business and Plantation Business. The Company, through its subsidiaries, operates these segments in the PRC. As of September 30, 2008 and 2007, all the identifiable assets of the Company are located in the PRC during the periods presented.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company had no inter-segment sales for the three months ended September 30, 2008 and 2007. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

(a)     Business segment reporting

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three months ended September 30, 2008 and 2007:

	Three months ended September 30, 2008
	Landscape	Plantation
	Business	Business	Corporate	Total
Revenue, net	$5,046,364	$--	$--	$5,046,364
Cost of revenue	(3,910,028)	--	--	(3,910,028)

Gross profit	1,136,336	--	--	1,136,336
Depreciation and amortization	27,066	--	--	27,066
Net income (loss)	699,420	--	(223,831)	475,589
Expenditure for long-lived assets	$1,789	$1,176,232	$4,370,980	$5,549,001

	Three months ended September 30, 2007
	Landscape	Plantation
	Business	Business	Corporate	Total
Revenue, net	$1,155,964	$--	$--	$1,155,964
Cost of revenue	(761,817)	--	--	(761,817)

Gross profit	394,147	--	--	394,147
Depreciation and amortization	26,051	--	--	26,051
Net income (loss)	174,064	--	(251,239)	(77,175)
Expenditure for long-lived assets	$--	$--	$--	$--

NOTE-13     CONCENTRATIONS OF RISK

The Company is exposed to the followings concentrations of risk:

(a)     Major customers

For the three months ended September 30, 2008 and 2007, customers who account for 10% or more of revenues are presented as follows:

		Three months ended September 30, 2008			September 30, 2008
			Percentage		Billed accounts
Customers		Revenues	of revenues		receivable

Customer B		$1,027,909	20%		$--
Customer C		842,003	17%		--
Customer D		789,243	16%		--
Customer E		698,977	14%		--
Customer F		685,622	14%		--
Customer G		531,895	10%		--

	Total:	$4,575,649	91%	Total:	$--

For the three months ended September 30, 2007, one customer represented more than 10% of the Company’s revenue and accounts receivable, respectively. As of September 30, 2007, this customer accounts for 99% of revenues amounting to $1,151,634 and $0 of accounts receivable, respectively.

For both three months ended September 30, 2008 and 2007, 100% of the Company’s revenues were derived from customers located in the PRC.

(b)     Major vendors

For the three months ended September 30, 2008 and 2007, vendors who account for 10% or more of purchases are presented as follows:

		Three months ended September 30, 2008			September 30, 2008
			Percentage		Accounts
Vendors		Purchases	of purchases		payable, trade

Vendor A		$1,269,128	49%		$--
Vendor B		911,024	35%		--
Vendor C		371,120	14%		--

	Total:	$2,551,272	98%	Total:	$--

		Three months ended September 30, 2007			September 30, 2007
			Percentage		Accounts
Vendors		Purchases	of purchases		payable, trade

Vendor A		$350,512	46%		$80,043
Vendor B		341,253	45%		320,170

	Total:	$691,765	91%	Total:	$400,213

For the three months ended September 2008 and 2007, 100% of the Company’s purchases were derived from vendors located in the PRC.

(c)     Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. The Company performs ongoing credit evaluations of its Vendors' financial condition, but does not require collateral to support such receivables.

(d)     Exchange rate risk

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

NOTE-14     COMMITMENTS AND CONTINGENCIES

The Company rented office premises under a non-cancelable operating lease agreement from a company controlled by a stockholder, Mr Lui, Sheng Li at the current market value in the normal course of business for a term of 3 years, with fixed monthly rentals, due August 2010. Costs incurred under the operating lease are recorded as rental expense and totaled approximately $26,217 and $0 for the three months ended September 30, 2008 and 2007.

As of September 30, 2008, future minimum annual operating lease payments are as follows:

Period ending September 30:
2009	$21,006
2010	28,008
2011	4,279

Total	$53,293

NOTE-15     SUBSEQUENT EVENTS

Subsequent to September 30, 2008, the Company did not make payments of principal, interest and redemption premium of $133,680 and $132,812 due September 30, 2008 and October 31, 2008, respectively, to Trafalgar Capital Specialized Investment Fund, FIS (“Trafalgar”) under the Debenture.

On November 13, 2008, Trafalgar notified the Company with a written notice of default. In connection with the notice of default, Trafalgar claimed an acceleration of a full repayment of all outstanding amount of the Debenture totaling $2,578,125, including all accrued interest and fees thereon. Trafalgar also claimed in the default notice that “failure to wire $ 2,578,125 USD will result in enforcement of the Security Agreement as referenced in the Transaction Documents”.

As of September 30, 2008, the Company had an available cash balance of $2,051,112 which was less than the all outstanding amount of $ 2,578,125 claimed by Trafalgar, including all accrued interest and fees thereon.

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

On November 8, 2006, EVEH (accounting acquiree) executed a Plan of Exchange with Lv Bao (accounting acquirer), the shareholders of Lv Bao and the Majority Shareholder of the EVEH, pursuant to which EVEH issued the new 26,000,000 investment shares of Common Stock and 100,000 shares of our Preferred Stock to the Lv Bao shareholders pursuant to Regulation S under the Securities Act of 1933, as amended, in exchange for all of their shares of registered capital of Lv Bao. As a result, Lv Bao, and its 93.57&percnt;-owned subsidiary, Li Bao, became the subsidiaries of EVEH. The transaction was treated for accounting purposes as a capital transaction and recapitalization by the accounting acquirer and as a re-organization by the accounting acquiree.

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

CRITICAL ACCOUNTING POLICIES

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

(d)	Sale of products

The Company derives revenues from the sales and production of walnut products. The Company recognizes its revenues net of value added taxes (“VAT”). The Company is subject to VAT at the rate of 6% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales while input VAT is not allowed for deduction from the invoiced value of purchases.

(e)	Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

●	Cost of revenue

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

The Company generally bills its customers under its long term contracts pursuant to billing schedules contained in the contracts or, upon completion of agreed milestones or deliveries, with each milestone or delivery typically having a value specified in the contract. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of September 30, 2008, an allowance for doubtful accounts was is not required.

Unbilled accounts receivable comprise principally amounts of revenue recognized on contracts for which invoices have not been issued. It is expected that all unbilled accounts receivable balances will be billed in the next twelve months.

●	Walnut plantation

Walnut plantation, which includes purchase cost of leasehold land, land improvement cost and saplings, is stated at acquisition cost less accumulated amortization of leasehold land and includes no estimated future reforestation cost. The cost of walnut plantation harvested is based on the volume of walnut harvested in relation to the estimated volume of walnut recoverable. Leasehold land is amortized using the straight-line method over the terms of lease due 2039. The Company estimates its walnut inventory using statistical information and data obtained from physical measurements and other information gathering techniques. The cost of walnut saplings purchased and reforestation costs are capitalized at the time of acquisition. Walnut plantation carrying costs are expensed as incurred. The value of the walnut plantation will be reviewed each reporting period and should be tested for impairment.

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

Depreciation expense for the three months ended September 30, 2008 and 2007 were $22,694 and $26,051, respectively.

●	Intangible asset

Intangible asset refers to the purchased technical know-how in the Walnut plantation technology acquired from the Research Center in the PRC, an independent third party at its historical cost. Purchased technical know-how includes secret formulas, manufacturing processes, technical and procedural manuals to operate the walnut plantation business. Amortization is calculated on the straight-line basis over the expected useful life of 10 years.

Amortization expense for the three months ended September 30, 2008 and 2007 were $4,372 and $0, respectively.

●	Valuation of long-lived assets

Long-lived assets primarily include property, plant and equipment, walnut plantation and intangible asset. In accordance with Statement of Financial Accounting Standard ("SFAS") SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results. There has been no impairment as of September 30, 2008 or 2007.

●	Research and development

Research and development costs are expensed as incurred in the development of new processes including significant improvements and refinements of existing products. Such costs mainly relate to labor and material cost. The Company incurred $498,604 and $0 of such costs during the three months ended September 30, 2008 and 2007.

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

In connection with the adoption of FIN 48, the Company analyzed the filing positions in all of the federal, state and foreign jurisdictions where the Company and its subsidiaries are required to file income tax returns, as well as all open tax years in these jurisdictions. The Company adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the three months ended September 30, 2008.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the local and foreign tax authority.

●	Net income per share

The Company calculates net income per share in accordance with SFAS No. 128, “Earnings per Share”. Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective period:

	September 30, 2008	June 30, 2008

Month-end RMB:US$ exchange rate	6.855	7.496
Average monthly RMB:US$ exchange rate	6.864	7.560

●	Stock-based compensation

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

The Company’s financial instruments primarily include cash and cash equivalents, billed and unbilled accounts receivable, amount due to a stockholder, other receivables and prepayments, income tax payable and other payables and accrued liabilities.

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

	Three months ended September 30,
	2008	2007

REVENUES, NET	$5,046,364	$1,155,964

COST OF REVENUE	3,910,028	761,817

GROSS PROFIT	1,136,336	394,147

OPERATING EXPENSES:
Consulting and professional fees	-	226,612
General and administrative	132,371	142,141
Total operating expenses	132,371	368,753

INCOME FROM OPERATIONS	1,003,965	25,394

OTHER (EXPENSE) INCOME:
Interest expense	(211,681)	-
Interest income	747	37

INCOME BEFORE INCOME TAXES	793,031	25,431

Income tax expenses	(269,377)	(91,414)
Minority interest	(48,065)	(11,192)

NET INCOME (LOSS)	$475,589	$(77,175)

Other comprehensive income:
- Foreign currency translation gain	18,469	35,827

COMPREHENSIVE INCOME (LOSS)	$494,058	$(41,348)

Net income (loss) per share – Basic	$0.01	$(0.00)

Net income (loss) per share – Diluted	$0.01	$(0.00)

Weighted average number of shares outstanding during the period – Basic	33,162,114	29,328,781

Weighted average number of shares outstanding during the period – Diluted	83,162,114	29,328,781

Net Revenue

Net revenue for the quarter ended September 30, 2008 was $ 5,046,364 as compared to $1,155,964 for the quarter ended September 30, 2007, representing an increase of $ 3,890,400 or 336.55%. The increase was mainly due to the growth of our main business operations.

Cost of Revenue

Cost of revenue for the quarter ended September 30, 2008 was $ 3,910,028 as compared to $ 761,817 for the quarter ended September 30, 2007, representing an increase of $ 3,148,211 or 413.25%. The increase was mainly due to the growth of our main business operation and the accordingly increase of cost of revenue accompanying the increase of net revenue.

Gross Profit

Gross Profit for the quarter ended September 30, 2008 was $ 1,136,336 as compared to $ 394,147 for the quarter ended September 30, 2007, representing an increase of $ 742,189 or 188.30%. The increase was mainly due to the growth of our main business operations.

General and Administrative Expenses

General and administrative expenses for the quarter ended September 30, 2008 were $ 132,371 as compared to $142,141 for the quarter ended September 30, 2007, representing a decrease of $ 9,770 or 6.87%. The decrease was mainly due to the improvement of our administrative efficiency and the decrease of controllable expenses.

Other Income (Expenses)

We incurred interest expense of $ 211,681for the quarter ended September 30, 2008, as compared to the quarter ended September 30, 2007 when we did not incur any interest expense. This was due to that we made repayment for Convertible Debentures to Trafalgar pursuant to the Transaction Agreements we entered with Trafalgar on June 30, 3008.

In addition, we gained $ 747 of interest income for the quarter ended September 30, 2008 as compared to the $ 37 interest income we gained for the quarter ended September 30, 2007.

Net Income

Net income for the quarter ended September 30, 2008 was $ 475,589. For the quarter ended September 30, 2007, we recorded a net loss of $ 77,175. The substantial increase of net income was mainly due to the increase of net revenue and decrease of general and administrative expenses.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during these periods. We believe that we can offset inflationary increases in the cost of revenue by increasing revenue and improving operating efficiencies.

Liquidity and Capital Resources

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended September 30, 2008 and 2007:

Cash provided by (used in):	Three months ended September 30, 2008	Three months ended September 30, 2007

Operating Activities	$1,321,452	(188,437)

Investing Activities	$(5,549,001)	0

Financing Activities	$(149,944)	49,585

Net cash flow provided by operating activities was $1,321,452 in the three months ended September 30, 2008, as compared to net cash used in operating activities of $ 188,437 in the three months ended September 30, 2007. This was mainly due to that we collected substantial amount of account receivable in the quarter ended September 30, 2008.

Net cash flow used in investing activities was $ 5,549,001 for the three months ended September 30, 2008, as compared to net cash used in investing activities of $nil for the three months ended September 30, 2007. This was mainly due to that we invested the profits in business operations.

Net cash flow used in financing activities was $149,944 for the three months ended September 30, 2008 as compared to net cash provided by financing activities of $ 49,585 for the three months ended September 30, 2007.

We believe we have sufficient cash to continue our current business throughout 2008.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

          We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

          We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Currently we are not involved in any pending litigation or legal proceeding.

However, on November 24, 2008, we were notified by Green Tree Financial Group that we should expect to receive a legal letter from Trafalgar regarding the possible legal action that Trafalgar might take against us in connection to the default notice that Trafalgar sent to us on November 13, 2008 in which Trafalgar claimed an acceleration of a full repayment of all outstanding amount of the Debenture totaling $2,578,125, including all accrued interest and fees thereon, and the possible "enforcement of the Security Agreement as referenced in the Transaction Documents".

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the quarter ended September 30, 2008, there was no unregistered sale of equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

In the quarter ended September 30, 2008, there was no default upon senior securities.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
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

10.5 Escrow Agreement (Incorporated by reference in the amendment No. 1 to Registration Statement on Form S-1/A filed on September 9, 2008)

14.1 Code of Ethics (Incorporated by reference in the Annual Report on Form 10-KSB for fiscal year ended June 30, 2007 filed on October 15, 2007).

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 24, 2008	Environment Ecology Holding Company of China

/s/Sheng Li Liu
Sheng Li Liu
President