Form 10-Q
period 2008-12-31
ENVIRONMENT ECOLOGY HOLDING CO OF CHINA
filed 2009-02-20
CIK 1352419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended December 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 33,162,114 shares issued and outstanding as of February 19, 2009 and additional 50,000,000 shares issued and held in an escrow account as collateral for the investment transaction between the issuer and Trafalgar Capital Specialized Investment Fund, Luxembourg.

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

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4. CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 1A.RISK FACTORS

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ENVIRONMENT ECOLOGY HOLDING COMPANY OF CHINA (Unaudited and Unreviewed) Condensed Consolidated Financial Statements For The Six Months Ended December 31, 2008

ENVIRONMENT ECOLOGY HOLDING COMPANY OF CHINA

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of December 31, 2008 and June 30, 2008

Condensed Consolidated Statements of Operations And Comprehensive Income for the Six Months ended December 31, 2008

Condensed Consolidated

Condensed Consolidated Statements of Cash Flows for the Six Months ended December 31, 2008

Notes to Condensed Consolidated financial Statements

Environment Ecology Holding Company of China
Condensed Consolidated Balance Sheet (Unaudited and Unreviewed)
As of December 31, 2008 and June 30, 2008
(Expresed in US Dollars, except for number of shares)
	December 31, 2008		June 30, 2008
ASSETS	(Unaudited)		(Audited)
CURRENT ASSETS
Cash and cash equivalents	$2,390,163		$6,420,881
Billed accounts receivable	1,395,125		1,533,342
Unbilled accounts receivable	2,409,680		1,568,800
Other receivables and prepayments	-		41,667
TOTAL CURRENT ASSETS	6,194,968		9,564,690

FIXED ASSET
Proporty, plant & machinery	399,681		442,322
Investment deposit	4,376,878		-
Investment in plantation	1,321,934		-
Technical knowhow	154,650		162,985
TOTAL NON-CURRENT ASSETS	6,253,143		605,307

TOTAL ASSETS	$12,448,111	$	$ 10,169,997

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$-		$-
Income tax payable	119,970		132,827
Deferred tax liabilities	918,600		810,684
Amount due to stockholders	93,267		34,836
Other payables and accrued liabilities	1,533,364		651,968
TOTAL CURRENT LIABILITIES	2,665,201		1,630,315

NON-CURRENT LIABILITIES
Redeemable debenture	1,012,236		1,186,737

TOTAL LIABILILITES	3,677,437		2,817,052

MINORITY INTEREST	468,519		360,081

STOCKHOLDERS' EQUITY

Perferred stock, $0.001 par value; 100,000 shares authorized; 100,000 shares issued and outstanding	100		100
Common stock, $0.001 par value; 100,000,000 shares authorized; 30,662,114 and 28,662,114 shares issued and outstanding respectively	33,162		33,162
Additional paid-in capital	2,736,549		2,736,549
Deferred compensation	-		-
Subscription receivable
Accumulated other comprehensive income	648,932		630,329
Statutory reserve	431,332		278,606
Retained earnings	4,452,080		3,314,118
TOTAL STOCKHOLDERS' EQUITY	8,302,155		6,992,864

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,448,111	$	$ 10,169,997

The accompanying notes are an integral part of these consolidated financial statements

Environment Ecology Holding Company of China
Condensed Consolidated Statement of Operations and Comprehensive Income (Unaudited and Unreviewed)
For The Three And Six Months Ended December 31, 2008 AND 2007
(Expresed in US Dollars, except for number of shares)

	3 months ended December 31,			6 months ended December 31,
	2008	2007		2008	2007

REVENUES:	5,466,052	2,030,058		10,512,416	3,186,022

COST OF REVENUES:	3,527,252	1,379,544		7,437,280	2,141,361

GROSS PROFIT	1,938,800	650,514		3,075,136	1,044,661

OPERATING EXPENSES:
Consulting and professional fees	-	91,357		-	317,969
Research and development	-	93,180		-	93,180
(Reversal of) allowance for doubtful accounts	-	(106,116)		-	(106,116)
General and administrative	511,494	35,827		643,865	177,968
TOTAL OPERATING EXPENSES	511,494	114,248		643,865	483,001

INCOME FROM OPERATIONS	1,427,306	536,266		2,431,271	561,660

OTHER INCOME:(expenses)
Other income	-	-		-	-
Interest expense	(207,678)	-		(419,359)
Interest income	831	782		1,578	819
TOTAL OTHER INCOME (EXPENSES)	(206,847)	782		(417,781)	819

INCOME FROM OPERATIONS	1,220,459	537,048		2,013,490	562,479

Income tax expense	(345,559)	(101,230)		(614,936)	(192,644)
Minority interest	(59,801)	(33,949)		(107,866)	(45,141)

NET INCOME	$815,099	$401,869	$	$ 1,290,688	$324,694

Other comprehensive income:
Foreign currency translation gain	134	85,578		18,603	121,405

Comprehensive income	$815,233	$487,447		$1,309,291	$446,099

The accompanying notes are an integral part of these consolidated financial statements

Environment Ecology Holding Company of China

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED AND UNREVIEWED)

FOR THE PERIODS ENDED DECEMBER 31, 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Series “A”					Accumulated
	Preferred Stock		Common stock		Additional	other
	No. of		No. of		paid-in	comprehensive	Statutory	Retained	Total
	share	Amount	share	Amount	capital	income	reserve	earnings	equity

Balance as of
June 30, 2008	100,000	$100	33,162,114	$33,162	$2,736,549	$630,329	$278,606	$3,314,118	$6,992,864

Net income
for the period	--	--	--	--	--	--	--	1,290,688	1,290,688

Provision of
statutory
reserve	--	--	--	--	--	--	152,726	152,726	--

Foreign
currency
adjustment	--	--	--	--	--	18,603	--	--	18,603

Balance as of
December 31, 2008	100,000	$100	33,162,114	$33,162	$2,736,549	$648,932	$431,332	$4,452,080	$8,302,155

The accompanying notes are an integral part of these consolidated financial statements

Environment Ecology Holding Company of China Condensed Consolidated Statement of Cash Flows (Unaudited and Unreviewed) For The Six Months Period Ended December 31, 2008
6 months ended December 31, 2008
Total
USD

Cash Balance, Beginning of Year	6,420,881.25

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	1,290,687.65
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation	45,577.00
Amortization	8,756.00
Discount of finance cost	244,440.00
Stock-based compensation	-
Rental expenses, non-cash	-
Deferred tax (benefit) expenses	105,851.00
Minority interest	107,866.00
Changes in operating assets and liabilities
Billed accounts receivable	142,179.00
Inventory	-
Unbilled accounts receivable	(836,998.00)
Income tax credit	-
Other receivables and prepayments	-
Prepayment	41,667.00
Receipt in advance	(61,542.00)
Income tax payable	(13,198.00)
Other payables and accrued liabilities	941,482.57
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,016,768.22

CASH FLOWS FROM INVESTING ACTIVITIES
Payments to investment deposit	(4,377,645.00)
Expenditure in plantation investment	(1,322,165.00)
Purchase of property, plant and equipment	(1,792.00)
NET CASH (USED IN) INVESTING ACTIVITIES	(5,701,602.00)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debenture	(418,940.66)
Advance from stockholders	58,389.31
Amount due from stockholders	-
Amount due from inter-co	-
Amount due to inter-co	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	(360,551.35)

Foreign currency translation adjustment	14,666.88

NET INCREASE IN CASH AND CASH EQUIVALENTS	(4,030,718.25)

CASH AND CASH EQUIVALENTS:
End of period	$2,390,163.00
0.00
Supplemental disclosures of cash flow information:

Cash paid for interest	$60,764
Cash paid for income taxes	$628,134

The accompanying notes are an integral part of these consolidated financial statements

NOTE - 1     BASIS OF PRESENTATION

The accompanying unaudited and unreviewed condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of June 30, 2008 which has been derived from audited financial statements and these unaudited and unreviewed condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended December 31, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2009 or for any future period.

These unaudited and unreviewed condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 2008.

NOTE - 2     ORGANIZATION AND BUSINESS BACKGROUND

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

NOTE - 3     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of Six Months or less as of the purchase date of such investments.

●	Billed and unbilled accounts receivable and allowance for doubtful accounts

The Company generally bills its customers under its long term contracts pursuant to billing schedules contained in the contracts or, upon completion of agreed milestones or deliveries, with each milestone or delivery typically having a value specified in the contract. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of December 31, 2008, an allowance for doubtful accounts was is not required.

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

Depreciation expense for the Six Months ended December 31, 2008 and 2007 were $22,694 and $26,051, respectively.

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

Amortization expense for the Six Months ended December 31, 2008 and 2007 were $4,372 and $0, respectively.

●	Valuation of long-lived assets

Long-lived assets primarily include property, plant and equipment, walnut plantation and intangible asset. In accordance with Statement of Financial Accounting Standard ("SFAS") SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results. There has been no impairment as of December 31, 2008 or 2007.

●	Research and development

Research and development costs are expensed as incurred in the development of new processes including significant improvements and refinements of existing products. Such costs mainly relate to labor and material cost. The Company incurred $498,604 and $0 of such costs during the Six Months ended December 31, 2008 and 2007.

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

In connection with the adoption of FIN 48, the Company analyzed the filing positions in all of the federal, state and foreign jurisdictions where the Company and its subsidiaries are required to file income tax returns, as well as all open tax years in these jurisdictions. The Company adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the Six Months ended December 31, 2008.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective period:

	December 31, 2008	June 30, 2008

Month-end RMB:US$ exchange rate	6.855	7.496
Average monthly RMB:US$ exchange rate	6.864	7.560

●	Stock-based compensation

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

NOTE - 4     FACILITIES OPERATING RIGHT

In August 2008, the Company entered the agreement to purchase the operating rights of 38 public restroom facilities for a cash consideration of $4,376,304 (equivalent to RMB30,000,000). These public restroom facilities are located in Xi’An City, Shaanxi Province, the PRC, in which the Company has exclusive rights to operate and manage these facilities for a certain period of time.

For the Six Months ended December 31, 2008, no revenue was generated from the operating rights since the Company has not completed the transfer of the legal titles and it is expected to be commenced the operation in the next quarter.

NOTE - 5     WALNUT PLANTATION

Walnut plantation consisted of the following:

	December 31, 2008	June 30, 2008

Leasehold land and improvement cost	$1,156,659	$--
Saplings	21,006	--

Walnut plantation	$1,177,665	$--

In September 2008, the Company acquired a number of leasehold farmland in Yangling City, Shaanxi Province, the PRC and commenced the walnut plantation business.

NOTE - 6     AMOUNT DUE TO A STOCKHOLDER

The amount due to a stockholder, Mr. Liu, Sheng Li represented unsecured advances which was interest-free and repayable in next twelve months. The imputed interest on the amount due to a stockholder was not significant.

NOTE - 7     LITIGATION

On February 09, 2009, Trafalgar Capital Specialized Investment Fund (the “Trafalgar”) filed a civil lawsuit against Company in the Circuit Court of the 17th Judicial Circuit in Broward County, Florida. In its Complaint, Trafalgar asserted that Company “has defaulted on a debenture and a security agreement” and asked the court to allow Trafalgar to foreclose on Company’s assets and properties.

NOTE - 8     SUBSEQUENT EVENTS

On February 09, 2009, Trafalgar Capital Specialized Investment Fund (the “Trafalgar”) filed a civil lawsuit against Company in the Circuit Court of the 17th Judicial Circuit in Broward County, Florida. On February 13, 2009, Company received the service of process of this lawsuit. In its Complaint, Trafalgar asserted that Company “has defaulted on a debenture and a security agreement” and asked the court to allow Trafalgar to foreclose on Company’s assets and properties.

On February 09, 2009, Zhong Yi (Hong Kong) CPA Company Limited (“Zhong Yi) resigned as the Company’s certifying accounting firm. As of the date of this Form 10Q quarterly report, Company is still looking to engage a new certifying accounting firm. Since Company has not engaged a new certifying accounting firm, the financial statements contained in this Form 10Q quarterly report were not reviewed by an independent registered public accounting firm.

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

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of Six Months or less as of the purchase date of such investments.

●	Billed and unbilled accounts receivable and allowance for doubtful accounts

The Company generally bills its customers under its long term contracts pursuant to billing schedules contained in the contracts or, upon completion of agreed milestones or deliveries, with each milestone or delivery typically having a value specified in the contract. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of December 31, 2008, an allowance for doubtful accounts was is not required.

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

Depreciation expense for the Six Months ended December 31, 2008 and 2007 were $22,694 and $26,051, respectively.

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

Amortization expense for the Six Months ended December 31, 2008 and 2007 were $4,372 and $0, respectively.

●	Valuation of long-lived assets

Long-lived assets primarily include property, plant and equipment, walnut plantation and intangible asset. In accordance with Statement of Financial Accounting Standard ("SFAS") SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results. There has been no impairment as of December 31, 2008 or 2007.

●	Research and development

Research and development costs are expensed as incurred in the development of new processes including significant improvements and refinements of existing products. Such costs mainly relate to labor and material cost. The Company incurred $498,604 and $0 of such costs during the Six Months ended December 31, 2008 and 2007.

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

In connection with the adoption of FIN 48, the Company analyzed the filing positions in all of the federal, state and foreign jurisdictions where the Company and its subsidiaries are required to file income tax returns, as well as all open tax years in these jurisdictions. The Company adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the Six Months ended December 31, 2008.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective period:

	December 31, 2008	June 30, 2008

Month-end RMB:US$ exchange rate	6.855	7.496
Average monthly RMB:US$ exchange rate	6.864	7.560

●	Stock-based compensation

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

	3 months ended December 31,
	2008		2007

REVENUES:	$5,466,052		$2,030,058

COST OF REVENUES:	3,527,252		1,379,544

GROSS PROFIT	1,938,800		650,514

OPERATING EXPENSES:
Consulting and professional fees	-		91,357
Research and development	-		93,180
(Reversal of) allowance for doubtful accounts	-		(106,116)
General and administrative	511,494		35,827
TOTAL OPERATING EXPENSES	511,494		114,248

INCOME FROM OPERATIONS	1,427,306		536,266

OTHER INCOME:(expenses)
Other income	-		-
Interest expense	(207,678)		-
Interest income	831		782
TOTAL OTHER INCOME (EXPENSES)	(206,847)		782

INCOME FROM OPERATIONS	1,220,459		537,048

Income tax expense	(345,559)		(101,230)
Minority interest	(59,801)		(33,949)

NET INCOME	$815,099		$401,869

Other comprehensive income:
Foreign currency translation gain	134		85,578

Comprehensive income	$815,233	$	$ 487,447

Revenues

Revenue for the quarter ended December 31, 2008 was $ 5,466,052 as compared to $ 2,030,058 for the quarter ended December 31, 2007, representing an increase of $ 3,435,994 or 169.26%. The increase was mainly due to the growth of our main business operations.

Cost of Revenue

Cost of revenue for the quarter ended December 31, 2008 was $ 3,527,252 as compared to $ 1,379,544 for the quarter ended December 31, 2007, representing an increase of $ 2,147,708 or 155.68%. The increase was mainly due to the growth of our main business operation and the accordingly increase of cost of revenues accompanying the increase of revenues.

Gross Profit

Gross Profit for the quarter ended December 31, 2008 was $ 1,938,800 as compared to $ 650,514 for the quarter ended December 31, 2007, representing an increase of $ 1,288,286 or 198.04%. The increase was mainly due to the growth of our main business operations.

General and Administrative Expenses

General and administrative expenses for the quarter ended December 31, 2008 were $ 511,494 as compared to $ 114,248 for the quarter ended December 31, 2007, representing an increase of $ 397,246 or 347.70%. The increase was mainly due to the growth of our main business operation and the accordingly increase of cost and expenses accompanying the growth.

Net Income

Net income for the quarter ended December 31, 2008 was $ 815,099. For the quarter ended December 31, 2007, we recorded a net income of $ 401,869. The substantial increase of net income was mainly due to the growth of our main business operations and increase of revenue.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during these periods. We believe that we can offset inflationary increases in the cost of revenue by increasing revenue and improving operating efficiencies.

Liquidity and Capital Resources

Net cash flow provided by operating activities was $ 2,016,768 in the Six Months ended December 31, 2008. Net cash flow used in investing activities was $ 5,701,602 for the Six Months ended December 31, 2008. Net cash flow used in financing activities was $ 360,551 for the Six Months ended December 31, 2008.

We believe we have sufficient cash to continue our current business throughout the 2009 fiscal year.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On February 09, 2009, Trafalgar Capital Specialized Investment Fund, FIS (“Trafalgar”) filed a civil lawsuit against Company in the Circuit Court of the 17th Judicial Circuit in Broward County, Florida. On February 13, 2009, Company received the service of process of this lawsuit. In its Complaint, Trafalgar asserted that Company “has defaulted on a debenture and a security agreement” and asked the court to allow Trafalgar to foreclose on Company’s assets and properties.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the quarter ended September 30, 3008, there was no unregistered sale of equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

In the quarter ended September 30, 3008, there was no default upon senior securities.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1  Agreement with Shaanxi Jintao Chengji Investment Management Company, Ltd (Incorporated by

reference in the Current Report on Form 8-K filed on February 11, 2009)

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

Date: February 19, 2009	Environment Ecology Holding Company of China

/s/Sheng Li Liu
Sheng Li Liu
President