Form 10-Q/A
period 2008-12-31
ENVIRONMENT ECOLOGY HOLDING CO OF CHINA
filed 2009-03-19
CIK 1352419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q/A

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

(8629) 8826-5109
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  YES☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ENVIRONMENT ECOLOGY HOLDING COMPANY OF CHINA (Unaudited) Condensed Consolidated Financial Statements For The Six Months Ended December 31, 2008

ENVIRONMENT ECOLOGY HOLDING COMPANY OF CHINA

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of December 31, 2008 and June 30, 2008

Condensed Consolidated Statements of Operations And Comprehensive Income for the Six Months ended December 31, 2008

Condensed Consolidated Statements of Stockholders' Equity for the Six Months ended December 31, 2008

Condensed Consolidated Statements of Cash Flows for the Six Months ended December 31, 2008

Notes to Condensed Consolidated financial Statements

Environment Ecology Holding Company of China
Condensed Consolidated Balance Sheet (Unaudited)
As of December 31, 2008 and June 30, 2008
(Expressed in US Dollars, except for number of shares)

	December 31, 2008	June 30, 2008
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$ 2,390,163	$ 6,420,881
Billed accounts receivable	1,395,125	1,533,342
Unbilled accounts receivable	2,409,680	1,568,800
Other receivables and prepayments	-	41,667
TOTAL CURRENT ASSETS	6,194,968	9,564,690

FIXED ASSET
Property, plant & machinery	399,681	442,322
Investment deposit	4,376,878	-
Investment in plantation	1,321,934	-
Technical know-how	154,650	162,985
TOTAL NON-CURRENT ASSETS	6,253,143	605,307

TOTAL ASSETS	$ 12,448,111	$ 10,169,997

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ -	$ -
Income tax payable	119,970	132,827
Deferred tax liabilities	918,600	810,684
Amount due to stockholders	93,267	34,836
Other payables and accrued liabilities	1,533,364	651,968
TOTAL CURRENT LIABILITIES	2,665,201	1,630,315

NON-CURRENT LIABILITIES
Redeemable debenture	1,012,236	1,186,737

TOTAL LIABILILITES	3,677,437	2,817,052

Environment Ecology Holding Company of China
Condensed Consolidated Balance Sheet (Unaudited)
As of December 31, 2008 and June 30, 2008
(Expressed in US Dollars, except for number of shares)

	December 31, 2008	June 30, 2008
	(Unaudited)	(Audited)

MINORITY INTEREST	468,519	360,081

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value; 100,000 shares authorized; 100,000 shares issued and outstanding	100	100
Common stock, $0.001 par value; 100,000,000 shares authorized; 30,662,114 and 28,662,114 shares issued and outstanding respectively	33,162	33,162
Additional paid-in capital	2,736,549	2,736,549
Deferred compensation	-	-
Subscription receivable
Accumulated other comprehensive income	648,932	630,329
Statutory reserve	431,332	278,606
Retained earnings	4,452,080	3,314,118
TOTAL STOCKHOLDERS' EQUITY	8,302,155	6,992,864

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 12,448,111	$ 10,169,997

The accompanying notes are an integral part of these consolidated financial statements

Environment Ecology Holding Company of China
Condensed Consolidated Statement of Operations and Comprehensive Income (Unaudited)
For The Three And Six Months Ended December 31, 2008 AND 2007
(Expressed in US Dollars, except for number of shares)

	3 months ended December 31,		6 months ended December 31,
	2008	2007	2008	2007

REVENUES:	5,466,052	2,030,058	10,512,416	3,186,022

COST OF REVENUES:	3,527,252	1,379,544	7,437,280	2,141,361

GROSS PROFIT	1,938,800	650,514	3,075,136	1,044,661

OPERATING EXPENSES:
Consulting and professional fees	-	91,357	-	317,969
Research and development	-	93,180	-	93,180
(Reversal of) allowance for doubtful accounts	-	(106,116)	-	(106,116)
General and administrative	511,494	35,827	643,865	177,968
TOTAL OPERATING EXPENSES	511,494	114,248	643,865	483,001

INCOME FROM OPERATIONS	1,427,306	536,266	2,431,271	561,660

OTHER INCOME:(expenses)
Other income	-	-	-	-
Interest expense	(207,678)	-	(419,359)
Interest income	831	782	1,578	819
TOTAL OTHER INCOME (EXPENSES)	(206,847)	782	(417,781)	819

INCOME FROM OPERATIONS	1,220,459	537,048	2,013,490	562,479

Income tax expense	(345,559)	(101,230)	(614,936)	(192,644)
Minority interest	(59,801)	(33,949)	(107,866)	(45,141)

NET INCOME	$ 815,099	$ 401,869	$ 1,290,688	$ 324,694

Other comprehensive income:
Foreign currency translation gain	134	85,578	18,603	121,405

Comprehensive income	$ 815,233	$ 487,447	$ 1,309,291	$ 446,099

The accompanying notes are an integral part of these consolidated financial statements

	Environment Ecology Holding Company of China
	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
	FOR THE PERIODS ENDED DECEMBER 31, 2008
	(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Series “A”					Accumulated
	Preferred Stock		Common stock		Additional	other
	No. of		No. of		paid-in	comprehensive	Statutory	Retained	Total
	share	Amount	share	Amount	capital	income	reserve	earnings	equity

Balance as of
June 30, 2008	100,000	$100	33,162,114	$33,162	$2,736,549	$630,329	$278,606	$3,314,118	$6,992,864

Net income
for the period	--	--	--	--	--	--	--	1,290,688	1,290,688

Provision of
statutory
reserve							152,726	152,726	--

Foreign
currency
adjustment	--	--	--	--	--	18,603	--	--	18,603

Balance as of
December 31, 2008	100,000	$100	33,162,114	$33,162	$2,736,549	$648,932	$431,332	$4,452,080	$8,302,155

The accompanying notes are an integral part of these consolidated financial statements

Environment Ecology Holding Company of China Condensed Consolidated Statement of Cash Flows (Unaudited) For The Six Months Period Ended December 31, 2008
6 months ended December 31, 2008
Total
USD

Cash Balance, Beginning of Year	6,420,881.25

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	1,290,687.65
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation	45,577.00
Amortization	8,756.00
Discount of finance cost	244,440.00
Stock-based compensation	-
Rental expenses, non-cash	-
Deferred tax (benefit) expenses	105,851.00
Minority interest	107,866.00
Changes in operating assets and liabilities
Billed accounts receivable	142,179.00
Inventory	-
Unbilled accounts receivable	(836,998.00)
Income tax credit	-
Other receivables and prepayments	-
Prepayment	41,667.00
Receipt in advance	(61,542.00)
Income tax payable	(13,198.00)
Other payables and accrued liabilities	941,482.57
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,016,768.22

CASH FLOWS FROM INVESTING ACTIVITIES
Payments to investment deposit	(4,377,645.00)
Expenditure in plantation investment	(1,322,165.00)
Purchase of property, plant and equipment	(1,792.00)
NET CASH (USED IN) INVESTING ACTIVITIES	(5,701,602.00)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debenture	(418,940.66)
Advance from stockholders	58,389.31
Amount due from stockholders	-
Amount due from inter-co	-
Amount due to inter-co	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	(360,551.35)

Foreign currency translation adjustment	14,666.88

NET INCREASE IN CASH AND CASH EQUIVALENTS	(4,030,718.25)

CASH AND CASH EQUIVALENTS:
End of period	$ 2,390,163.00
0.00
Supplemental disclosures of cash flow information:

Cash paid for interest	$ 60,764
Cash paid for income taxes	$ 628,134

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

On November 8, 2006, the Company entered a stock exchange transaction with Shanxi Lv Bao Environmental Eco Industry Management Ltd. (“Lv Bao”) and the transaction was effectively completed on February 6, 2007. Lv Bao was registered as a limited liability company in the People’s Republic of China (the “PRC”) on August 11, 2006 with its principal place of business in Xian City, Shanxi Province, the PRC. Its registered capital is Renminbi Yuan (“RMB”) 5,000,000 (equivalent to $628,773). Its principal activity was investment holding in Shanxi Li Bao Sheng Tai Ke Ji Gu Fen You Xian Gong Si (“Li Bao”). Upon completion of the plan of exchange, Lv Bao became a wholly-owned subsidiary of the Company.

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

•   Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amount of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

•   Basis of consolidation

The consolidated financial statements include the financial statements of EVEH and its subsidiaries.

All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

•   Revenue recognition

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

•   Cost of revenue

Cost of revenue primarily includes purchase of raw materials for landscape design and engineering projects, manufacturing cost of walnut products, sub-contracting charges and direct overhead.

•   Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of Six Months or less as of the purchase date of such investments.

•   Billed and unbilled accounts receivable and allowance for doubtful accounts

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

•   Walnut plantation

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

•   Property, plant and equipment

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

•   Intangible asset

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

•   Valuation of long-lived assets

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

•   Research and development

Research and development costs are expensed as incurred in the development of new processes including significant improvements and refinements of existing products. Such costs mainly relate to labor and material cost. The Company incurred $498,604 and $0 of such costs during the Six Months ended December 31, 2008 and 2007.

•   Comprehensive income

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

•   Income taxes

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

•   Net income per share

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

•   Foreign currencies translation

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

•   Stock-based compensation

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

•   Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

•   Segment reporting

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

•   Fair value of financial instruments

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

•   Recently issued accounting standards

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

NOTE - 4     FACILITIES OPERATING RIGHT

In August 2008, the Company entered the agreement to purchase the operating rights of 38 public restroom facilities for a cash consideration of $4,376,304 (equivalent to RMB30,000,000). These public restroom facilities are located in Xi’An City, Shanxi Province, the PRC, in which the Company has exclusive rights to operate and manage these facilities for a certain period of time.

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

In September 2008, the Company acquired a number of leasehold farmland in Yangling City, Shanxi Province, the PRC and commenced the walnut plantation business.

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

On February 09, 2009, Zhong Yi (Hong Kong) CPA Company Limited (“Zhong Yi) resigned as the Company’s certifying accounting firm. As of the date of this Form 10Q quarterly report, Company is still looking to engage a new certifying accounting firm. Since Company has not engaged a new certifying accounting firm, the financial statements contained in this Form 10Q quarterly report was not reviewed by an independent registered public accounting firm.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATION

As used herein the terms "we", "us", "our," the “Registrant,” “EVEH” and the "Company" means, Environment Ecology Holding Company Of China, f/k/a Dispatch Auto Parts Inc., a Florida corporation. These terms also refer to our subsidiary corporations, Shanxi Lv Bao Environmental Eco Industry Management Ltd. ("Lv Bao"), and Shanxi Li Bao Sheng Tai Ke Ji Gu Fen You Xian Gong Si (“Li Bao”), both of which organized and existing under the laws of the Peoples’ Republic of China acquired in February 2007.

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

•   Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amount of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

•   Basis of consolidation

The consolidated financial statements include the financial statements of EVEH and its subsidiaries.

All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

•   Revenue recognition

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

•   Cost of revenue

Cost of revenue primarily includes purchase of raw materials for landscape design and engineering projects, manufacturing cost of walnut products, sub-contracting charges and direct overhead.

•   Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of Six Months or less as of the purchase date of such investments.

•   Billed and unbilled accounts receivable and allowance for doubtful accounts

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

•   Walnut plantation

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

•   Property, plant and equipment

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

•   Intangible asset

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

•   Valuation of long-lived assets

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

•   Research and development

Research and development costs are expensed as incurred in the development of new processes including significant improvements and refinements of existing products. Such costs mainly relate to labor and material cost. The Company incurred $498,604 and $0 of such costs during the Six Months ended December 31, 2008 and 2007.

•   Comprehensive income

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

•   Income taxes

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

•   Net income per share

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

•   Foreign currencies translation

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

•   Stock-based compensation

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

•   Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

•   Segment reporting

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

•   Fair value of financial instruments

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

•   Recently issued accounting standards

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

	3 months ended December 31,
	2008	2007

REVENUES:	$ 5,466,052	$ 2,030,058

COST OF REVENUES:	3,527,252	1,379,544

GROSS PROFIT	1,938,800	650,514

OPERATING EXPENSES:
Consulting and professional fees	-	91,357
Research and development	-	93,180
(Reversal of) allowance for doubtful accounts	-	(106,116)
General and administrative	511,494	35,827
TOTAL OPERATING EXPENSES	511,494	114,248

INCOME FROM OPERATIONS	1,427,306	536,266

OTHER INCOME:(expenses)
Other income	-	-
Interest expense	(207,678)	-
Interest income	831	782
TOTAL OTHER INCOME (EXPENSES)	(206,847)	782

INCOME FROM OPERATIONS	1,220,459	537,048

Income tax expense	(345,559)	(101,230)
Minority interest	(59,801)	(33,949)

NET INCOME	$ 815,099	$ 401,869

Other comprehensive income:
Foreign currency translation gain	134	85,578

Comprehensive income	$ 815,233	$ 487,447

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

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1  Agreement with Shanxi Jintao Chengji Investment Management Company, Ltd (Incorporated by reference in the Current Report on Form 8-K filed on February 11, 2009)

14.1 Code of Ethics (Incorporated by reference in the Annual Report on Form 10-KSB for fiscal year ended June 30, 2007 filed on October 15, 2007).

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

Date: March 19, 2009	Environment Ecology Holding Company of China

/s/Sheng Li Liu
Sheng Li Liu
President