Form 10-Q/A
period 2008-12-31
ENVIRONMENT ECOLOGY HOLDING CO OF CHINA
filed 2009-03-23
CIK 1352419

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

On February 09, 2009, Zhong Yi (Hong Kong) CPA Company Limited (“Zhong Yi) resigned as the Company’s certifying accounting firm. On March 06, 2009, Company has engaged XINBO HU, CPA as Company’s independent registered public accountant.

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

Date: March 20, 2009	Environment Ecology Holding Company of China

/s/Sheng Li Liu
Sheng Li Liu
President